Form 10-Q
period 2013-06-30
CC Holdings GS V LLC
filed 2013-08-06
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period              to

Commission File Number 001-16441
____________________________________
CC HOLDINGS GS V LLC
(Exact name of registrant as specified in its charter)

Delaware	20-4300339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Augusta Drive, Suite 500, Houston, Texas 77057-2261 (Address of principal executives office) (Zip Code)
(713) 570-3000 (Registrant's telephone number, including area code)
____________________________________

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐      No  ☒
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2013, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," forms of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts, customer consolidation or ownership changes, and demand for our towers, (2) availability of cash flows and liquidity for, and plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in our future revenues, margins and operating cash flows, (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants and (5) CCIC's potential conversion to a real estate investment trust ("REIT"), including the impact on us and the timing thereof.
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under "Part II—Item 1A. Risk Factors" herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation of thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,142	$—
Restricted cash	—	400,493
Receivables, net	2,717	2,590
Prepaid expenses	30,039	20,752
Deferred income tax assets	12,865	15,060
Deferred site rental receivables and other current assets	7,184	8,089
Total current assets	71,947	446,984
Deferred site rental receivables	257,619	221,315
Property and equipment, net of accumulated depreciation of $530,860 and $490,639, respectively	1,145,550	1,146,008
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,444,237	1,501,704
Long-term prepaid rent, deferred financing costs and other assets, net	49,586	48,995
Total assets	$4,307,669	$4,703,736

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$13,569	$10,661
Accrued interest	8,655	4,922
Deferred revenues	22,005	13,751
Current maturities of debt and other obligations	15	291,428
Total current liabilities	44,244	320,762
Debt and other obligations	1,500,157	1,500,161
Deferred income tax liabilities	389,944	397,240
Deferred ground lease payable, above-market leases and other liabilities	126,171	122,008
Total liabilities	2,060,516	2,340,171
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,353,273	2,495,641
Accumulated earnings (deficit)	(106,120)	(132,076)
Total member's equity	2,247,153	2,363,565
Total liabilities and equity	$4,307,669	$4,703,736

See accompanying notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
Site rental revenues	$150,727	$144,562	$301,187	$292,820

Operating expenses:
Site rental cost of operations—third parties(a)	37,499	38,770	74,384	76,107
Site rental cost of operations—related parties(a)	7,067	5,915	13,847	11,575
Site rental cost of operations—total(a)	44,566	44,685	88,231	87,682
Management fee—related party	10,013	9,405	19,958	19,051
Asset write-down charges	1,016	193	1,998	1,054
Depreciation, amortization and accretion	49,820	47,280	97,283	94,564
Total operating expenses	105,415	101,563	207,470	202,351
Operating income (loss)	45,312	42,999	93,717	90,469
Interest expense and amortization of deferred financing costs—third parties	(13,142)	(20,040)	(31,775)	(40,634)
Interest expense and amortization of deferred financing costs—related parties	—	(4,809)	—	(9,032)
Interest expense and amortization of deferred financing costs—total	(13,142)	(24,849)	(31,775)	(49,666)
Gains (losses) on retirement of long-term obligations	(43)	—	(18,102)	—
Other income (expense)	11	38	51	41
Income (loss) before income taxes	32,138	18,188	43,891	40,844
Benefit (provision) for income taxes	(12,649)	(6,452)	(17,935)	(15,784)
Net income (loss)	$19,489	$11,736	$25,956	$25,060

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$25,956	$25,060
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	97,283	94,564
Amortization of deferred financing costs and other non-cash interest on long-term debt	6,142	3,166
Asset write-down charges	1,998	1,054
Gains (losses) on retirement of long-term obligations	18,102	—
Deferred income tax benefit (provision)	16,413	14,588
Changes in assets and liabilities:
Increase (decrease) in accrued interest	3,733	—
Increase (decrease) in accounts payable	166	789
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	13,692	2,159
Decrease (increase) in receivables	(127)	(586)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash and other assets	(35,757)	(47,874)
Net cash provided by (used for) operating activities	147,601	92,920
Cash flows from investing activities:
Capital expenditures	(40,523)	(20,532)
Other investing activities	20	7
Net cash provided by (used for) investing activities	(40,503)	(20,525)
Cash flows from financing activities:
Purchases and redemptions of long-term debt	(312,464)	—
Net (increase) decrease in amount due from affiliates	(163,883)	(80,535)
Net (increase) decrease in restricted cash	388,391	8,140
Net cash provided by (used for) financing activities	(87,956)	(72,395)
Net increase (decrease) in cash and cash equivalents	19,142	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$19,142	$—

See accompanying notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at April 1, 2013	$2,395,227	$(125,609)	$2,269,618
Equity contribution—income taxes (note 5)	14,605	—	14,605
Equity distribution (note 4)	(56,559)	—	(56,559)
Net income (loss)	—	19,489	19,489
Balance at June 30, 2013	$2,353,273	$(106,120)	$2,247,153

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at April 1, 2012	$2,818,801	$(125,897)	$2,692,904
Equity contribution—income taxes (note 5)	4,656	—	4,656
Equity distribution (note 4)	(40,063)	—	(40,063)
Net income (loss)	—	11,736	11,736
Balance at June 30, 2012	$2,783,394	$(114,161)	$2,669,233

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at January 1, 2013	$2,495,641	$(132,076)	$2,363,565
Equity contribution—income taxes (note 5)	21,515	—	21,515
Equity distribution (note 4)	(163,883)	—	(163,883)
Net income (loss)	—	25,956	25,956
Balance at June 30, 2013	$2,353,273	$(106,120)	$2,247,153

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at January 1, 2012	$2,849,147	$(139,221)	$2,709,926
Equity contribution—income taxes (note 5)	14,782	—	14,782
Equity distribution (note 4)	(80,535)	—	(80,535)
Net income (loss)	—	25,060	25,060
Balance at June 30, 2012	$2,783,394	$(114,161)	$2,669,233

See accompanying notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

1.	General
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations, and cash flows of CC Holdings GS V LLC ("CCL") and its consolidated wholly-owned subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). CCL is a Delaware limited liability company that is a holding company and an issuer of the Company's debt. All significant inter-company accounts, transactions, and profits have been eliminated.
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2012, and related notes thereto ("2012 Financial Statements"), included in the Company's prospectus filed on May 17, 2013 with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended ("Prospectus"). As such, any terms used but not defined herein have the same meaning given to them in the Prospectus. This Quarterly Report on Form 10-Q is being filed as a result of the registration of certain of the Company's debt securities pursuant to the Prospectus.
The Company is organized specifically to own, lease and manage approximately 7,800 communications towers and other structures, such as rooftops and interests in land under third party and related party towers in various forms to wireless communications companies. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "contracts"). The Company's sites are geographically dispersed across the United States.
Approximately 5,300 of the Company's towers are leased or operated for an initial period of 32 years (through May 2037) under master lease and sublease agreements, including the master lease and sublease agreement with Sprint ("Sprint Sites"). CCIC, through its subsidiaries (including the Company) has the option to purchase in 2037 all (but not less than all) of the Sprint towers from Sprint for approximately $2.3 billion. Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA" or the "Manager"), an affiliate of the Company, under a management agreement ("Management Agreement"), as the Company has no employees.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of June 30, 2013, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2013 and 2012. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2012 Financial Statements, other than cash equivalents.
Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less and is inclusive of cash held pursuant to the Management Agreement.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

New Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2013 had a material impact on the Company's condensed consolidated financial statements. No new accounting pronouncements issued during the six months ended June 30, 2013 but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

3.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of June 30, 2013	Outstanding Balance as of December 31, 2012	Stated Interest Rate as of June 30, 2013(a)
Bonds - fixed rate:
7.75% Secured Notes	Apr. 2009	May 2017		$—	$291,394	N/A
2012 Secured Notes	Dec. 2012	2017/2023	(b)	1,500,000	1,500,000	3.4%
Total bonds				1,500,000	1,791,394
Other:
Capital leases and other obligations				172	195
Total debt and other obligations				1,500,172	1,791,589
Less: current maturities				15	291,428
Non-current portion of long-term debt				$1,500,157	$1,500,161
____________________

(a)	Represents the weighted-average stated rate.

(b)
The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 (collectively, "2012 Secured Notes").

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at June 30, 2013.

		Years Ending December 31,
	Six Months Ended December 31, 2013	2014	2015	2016	2017	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$7	$15	$15	$16	$500,016	$1,000,103	$1,500,172
Purchases and Redemptions of Long-Term Debt
On December 11, 2012, the Company commenced a cash tender offer for any and all of the Company's then outstanding 7.75% senior secured notes due 2017 ("7.75% Secured Notes"). In accordance with the terms of the tender offer, the total consideration for each $1,000 principal amount of notes validly tendered on or prior to the expiration date was $1,063.45 (plus accrued and unpaid interest up to, but not including, the settlement date). On December 26, 2012, the Company accepted for purchase approximately $670.6 million aggregate principal amount of the 7.75% Secured Notes validly tendered on or prior to the expiration date. All of the remaining then outstanding 7.75% Secured Notes (approximately $294.4 million aggregate principal amount) were redeemed on January 10, 2013. The repurchase and redemption of the 7.75% Secured Notes was funded by the issuance of the 2012 Secured Notes.
The following is a summary of the purchases and redemptions of long-term debt during the six months ended June 30, 2013.

	Six Months Ending June 30, 2013
	Principal Amount	Cash Paid(a)	Gains (losses)(c)
7.75% Secured Notes(b)	$294,362	$312,464	$(18,102)

(a)	Exclusive of accrued interest.

(b)	The redemption of the 7.75% Secured Notes was funded by the restricted cash released upon refinancing.

(c)	The losses relate to cash losses, including with respect to make whole payments.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense on debt obligations	$12,463	$23,250	$25,633	$46,500
Amortization of deferred financing costs	679	609	3,174	1,207
Amortization of adjustments on long-term debt	—	990	2,968	1,959
Total	$13,142	$24,849	$31,775	$49,666

4.	Related Party Transactions
Pursuant to the Management Agreement, CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the towers held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company’s Operating Revenues, as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators ("Management Agreement Operating Revenues"). The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the towers, other than the operating expenses, which includes real estate and personal property taxes, ground lease and easement payments, and insurance premiums. See the 2012 Financial Statements for further discussion.
In addition, CCUSA may perform the installation services on the Company's towers, for which the Company is not a party to any such agreements and for which no operating results are reflected herein.
As of June 30, 2013, there are approximately 1,700 towers where the land under the tower is owned by an affiliate for which the Company recognizes rent expense paid to the affiliate. Additionally, the Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on.
For the six months ended June 30, 2012, the Company recorded interest expense and amortization of deferred financing costs of approximately $9.0 million with respect to the portion of the 7.75% Secured Notes previously outstanding with CCIC, inclusive of $35.5 million of principal amount purchased by CCIC in the first six months of 2012.
The Company recorded net equity distributions reflecting net distributions to its member and ultimately other subsidiaries of CCIC. Cash on-hand above the amount that is required by the Management Agreement has and is expected to continue to be distributed to the Company's member and ultimately other subsidiaries of CCIC. See note 5 for a discussion of the equity contribution related to income taxes.

5.	Income Taxes
For the six months ended June 30, 2013 and 2012, the Company's effective tax rate differed from the federal statutory rate predominately due to state taxes, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.  During the six months ended June 30, 2013 and 2012, the Company recorded non-cash equity contributions primarily related to the use by the Company of the tax attributes from other members of CCIC's federal consolidated group.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

6.	Fair Values
The fair value of cash and cash equivalents and restricted cash approximates the carrying value. The Company determines fair value of its debt securities based on indicative quotes (that are non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if applicable. There were no changes since December 31, 2012 in the Company's valuation techniques used to measure fair values. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities, are as follows:

	Level in Fair Value Hierarchy	June 30, 2013		December 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$19,142	$19,142	$—	$—
Restricted cash	1	—	—	400,493	400,493
Liabilities:
Debt and other obligations	2	1,500,172	1,446,997	1,791,589	1,840,352

7.	Commitments and Contingencies
The Company is involved in various claims, lawsuits and proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

8.	Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at a high credit quality financial institution and monitoring the credit ratings of such institution.
The Company derives all of its revenues from customers in the wireless telecommunications industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile and Verizon that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, the use of customer contracts with contractually determinable payment terms and proactive management of past due balances.
Major Customers
The following table summarizes the percentage of the Company's revenue for its largest customers, including those customers accounting for more than 10% of the Company's revenues, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), and Sprint's acquisition of Clearwire (completed in July 2013).

	Six Months Ended June 30,
	2013	2012
Sprint	42%	36%
T-Mobile	17%	11%
AT&T	16%	16%
Verizon Wireless	9%	9%
Total	84%	72%

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

9.	Supplemental Cash Flow Information

The following table is a summary of the supplemental cash flow information during the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid (inclusive of payments to related parties)	$21,900	$46,501
Income taxes paid	—	—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes	21,515	14,782
Equity contribution (distribution) of amount due to affiliates (note 4)	(163,883)	(80,535)

10.	Guarantor Subsidiaries

CCL has no independent assets or operations. The 2012 Secured Notes are guaranteed by all subsidiaries of CCL, each of which is a 100% owned subsidiary of CCL, other than Crown Castle GS III Corp., which is a co-issuer of the 2012 Secured Notes and a 100% owned finance subsidiary. Such guarantees are full and unconditional and joint and several. Subject to the provisions of the indenture governing the 2012 Secured Notes, a guarantor may be released and relieved of its obligations under its guarantee under certain circumstances including: (1) in the event of any sale or other disposition of all or substantially all of the assets of any guarantor, by way of merger, consolidation or otherwise to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (2) in the event of any sale or other disposition of all of the capital stock of any guarantor, to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (3) upon CCL's exercise of legal defeasance in accordance with the relevant provisions of the indenture governing the 2012 Secured Notes and (4) upon the discharge of the indenture governing the 2012 Secured Notes in accordance with its terms.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the 2012 Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in the Prospectus. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in the Prospectus. Unless this Quarterly Report on Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used herein refer to CC Holdings GS V LLC and its subsidiaries.
General Overview
We own, lease or manage approximately 7,800 towers located across the United States. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2013:

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas and other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our towers will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, (4) increasing smartphone penetration, (5) wireless carrier focus on expanding data coverage and (6) the availability of additional spectrum.

◦	Substantially all of our towers can accommodate another tenant, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers are expected to continue to invest in their networks.

◦
Our site rental revenues grew $8.4 million, or 3%, from the six months ended June 30, 2012 to the six months ended June 30, 2013. Our site rental revenue growth during the six months ended June 30, 2013 was impacted by the fact that we have effectively pre-sold via a firm contractual commitment a significant portion of the modification of the existing installations relating to certain 4G upgrades. We have done so by increasing the future contracted revenue including a higher than typical escalation over a period of time, typically a three to four year period (as evidenced by a weighted average escalation (weighted on revenues) of approximately 4%). As a result, for any given period, the increase in cash rental receipts may not translate into a corresponding increase in reported revenues from the application of straight-line revenue recognition.

◦
We do not expect any of our customers' network enhancement deployments, recent customer consolidations and any related non-renewal of customer contracts anticipated in 2014 and 2015, including Sprint's Network Vision and corresponding non-renewal of iDEN leases, will have a material adverse effect on our operations and cash flows for 2013 and subsequent periods.

•	Organizational Structure

◦
CCL is an indirect wholly-owned subsidiary of CCIC and is a limited liability company that is treated as a disregarded entity for income tax return filing purposes. The impact of income taxes, including with respect to the income tax provision recorded and the use of federal and state tax attributes by (from) other members in the CCIC consolidated group is discussed in the Prospectus.

◦
The subsidiaries of CCL (other than Crown Castle GS III Corp.) were organized specifically to own, lease and manage certain shared wireless infrastructure, such as towers and other structures, and have no employees. Crown Castle GS III Corp. was formed solely to act as a corporate co-issuer for notes issued by CCL and conducts no operations.

◦
Management services, including those functions reasonably necessary to maintain, market, operate, manage and administer the towers, are performed by CCUSA pursuant to the Management Agreement. The management fee is equal to 7.5% of the Management Agreement Operating Revenues.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦
Weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of approximately eight years, exclusive of renewals at the customers' options representing approximately $5 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦
Sprint, T-Mobile, AT&T and Verizon Wireless accounted for approximately 84% of our revenues, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), and Sprint's acquisition of Clearwire (completed in July 2013). See "Part II—Item 1A. Risk Factors" herein for a discussion of customer consolidations announced or completed in 2013.

•	Majority of land interests under our wireless infrastructure under long-term control

◦
Approximately 88% and 53% of our site rental gross margin is derived from towers that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned in fee or where we have perpetual or long-term easements, which represent approximately 14% of our site rental gross margin.

◦
The leases for land interest under our towers had an average remaining life (calculated by weighting the remaining term for each lease by its percentage of our total site rental gross margin) of approximately 27 years, weighted based on site rental gross margin.

◦
Approximately 16% of our site rental cost of operations represents ground lease payments to an affiliate of ours on approximately 1,700 of our towers. Such affiliate acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our cash operating expenses tend to escalate at approximately the rate of inflation and are not typically influenced by new tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were $1.9 million, which represented approximately 1% of net revenues.

•	Debt with a long-dated maturity and a fixed rate

◦	Our debt consists of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023.

◦	In January 2013, we completed the redemption of the then outstanding 7.75% Secured Notes, utilizing $316.6 million of restricted cash which resulted in a loss of $18.1 million.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $147.6 million.

◦	We believe our business can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand on our wireless infrastructure.

Results of Operations
The following discussion of our results of operations should be read in conjunction with our audited 2012 Financial Statements. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts. See "MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 2 to our 2012 Financial Statements.
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	Amount	Amount	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$150,727	$144,562	4%
	150,727	144,562	4%
Operating expenses:
Costs of operations(a)(b)	44,566	44,685	—%
Management fee(b)	10,013	9,405	6%
Asset write-down charges	1,016	193	426%
Depreciation, amortization and accretion	49,820	47,280	5%
Total operating expenses	105,415	101,563	4%
Operating income (loss)	45,312	42,999	5%
Interest expense and amortization of deferred financing costs(b)	(13,142)	(24,849)	(47)%
Gains (losses) on retirement of long-term obligations	(43)	—
Other income (expense)	11	38
Income (loss) before income taxes	32,138	18,188
Benefit (provision) for income taxes	(12,649)	(6,452)
Net income (loss)	$19,489	$11,736
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	Amount	Amount	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$301,187	$292,820	3%
	301,187	292,820	3%
Operating expenses:
Costs of operations(a)(b)	88,231	87,682	1%
Management fee(b)	19,958	19,051	5%
Asset write-down charges	1,998	1,054	90%
Depreciation, amortization and accretion	97,283	94,564	3%
Total operating expenses	207,470	202,351	3%
Operating income (loss)	93,717	90,469	4%
Interest expense and amortization of deferred financing costs(b)	(31,775)	(49,666)	(36)%
Gains (losses) on retirement of long-term obligations	(18,102)	—
Other income (expense)	51	41
Income (loss) before income taxes	43,891	40,844
Benefit (provision) for income taxes	(17,935)	(15,784)
Net income (loss)	$25,956	$25,060
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.
Second Quarter 2013 and 2012
Site rental revenues for the three months ended June 30, 2013 increased by $6.2 million, or 4%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of customer contracts, escalations and cancellations of customer contracts. Tenant additions were influenced by the growth in the wireless communications industry. Site rental gross margins for the three months ended June 30, 2013 increased by $6.3 million, or 6%, from the same period in 2012. The increase in the site rental gross margins was related to the previously mentioned 4% increase in site rental revenues and the relatively fixed costs to operate our towers. See "MD&A—General Overview" herein for further discussion of the impact of pre-sold customer contracts.
The management fee for the three months ended June 30, 2013 increased by $0.6 million, or 6%, from the three months ended June 30, 2012, but remained 7% of total net revenues. The management fee is equal to 7.5% of our Management Agreement Operating Revenues.
Interest expense and amortization of deferred financing costs decreased as a result of the refinancing of the 7.75% Secured Notes with the 2012 Secured Notes, including the impact of (1) the lower interest rate and (2) the increase of $300 million in principal. See note 3 to our condensed consolidated financial statements.
Benefit (provision) for income taxes for the three months ended June 30, 2013 was a provision of $12.6 million compared to a provision of $6.5 million for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 and 2012 differs from the federal statutory rate predominately due to state tax expense. See note 5 to our condensed consolidated financial statements.
Net income for the three months ended June 30, 2013 was $19.5 million, compared to income of $11.7 million for the three months ended June 30, 2012, which was predominantly due to a decrease in interest expense as a result of the refinancing of our debt.
First Half 2013 and 2012
Site rental revenues for the six months ended June 30, 2013 increased by $8.4 million, or 3%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of customer contracts, escalations and cancellations of customer contracts. Tenant additions were influenced by the growth in the wireless communications industry. Site rental gross margins for the six months ended June 30, 2013 increased by $7.8 million, or 4%, from the six months ended June 30, 2012. The increase in the site rental gross margins was related to the previously mentioned 3% increase in site rental revenues and the relatively fixed costs to operate our towers. See "MD&A—General Overview" herein for further discussion of the impact of pre-sold customer contracts.
The management fee for the six months ended June 30, 2013 increased by $0.9 million, or 5%, from the six months ended June 30, 2012, but remained 7% of total net revenues. The management fee is equal to 7.5% of our Management Agreement Operating Revenues.
Interest expense and amortization of deferred financing costs decreased as a result of the refinancing of the 7.75% Secured Notes with the 2012 Secured Notes, including the impact of (1) the lower interest rate, (2) the increase of $300 million in principal and (3) the timing of the redemption of the 7.75% Secured Notes (which occurred in January 2013) and the issuance of the 2012 Secured Notes (which occurred in December 2012). In January 2013, the Company completed the redemption of all of the then outstanding 7.75% Secured Notes, utilizing $316.6 million of restricted cash which resulted in a loss of $18.1 million. See note 3 to our condensed consolidated financial statements.
Benefit (provision) for income taxes for the six months ended June 30, 2013 was a provision of $17.9 million compared to a provision of $15.8 million for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 and 2012 differs from the federal statutory rate predominately due to state tax expense. See "MD&A—Liquidity and Capital Resources" herein and our 2012 Financial Statements for additional information regarding our income taxes.
Net income for the six months ended June 30, 2013 was $26.0 million, compared to net income of $25.1 million for the six months ended June 30, 2012, which was predominantly related to our refinancing of debt that resulted in a loss on retirement of debt and a decrease in interest expense.

Liquidity and Capital Resources

Overview
General. We believe our business can be characterized as a stable cash flow stream, which is generated by revenues under long-term contracts. Historically, our net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures. For the foreseeable future, we expect to continue to generate net cash provided by operating activities (exclusive of movements in working capital) that exceeds our capital expenditures. We seek to allocate the net cash provided by our operating activities in a manner that we believe drives value for our member and ultimately CCIC, including (1) activities to enhance operating results, such as capital expenditures to accommodate additional tenants and (2) distributing all of our excess cash to our member and ultimately other subsidiaries of CCIC. CCIC typically invests the distributed cash into activities such as (in no particular order) purchasing its common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing its existing wireless infrastructure and purchasing, repaying or redeeming its debt.
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2013:

June 30, 2013
(In thousands of dollars)
Cash and cash equivalents	$19,142
Debt and other long-term obligations	1,500,172
Total equity	2,247,153

Long-term Strategy. We may increase our debt in nominal dollars, subject to the provisions of the 2012 Secured Notes outstanding and various other factors, such as the state of the capital markets and CCIC's targeted capital structure including with respect to leverage ratios. From a cash management perspective, we currently distribute cash on hand above amounts required pursuant to the management agreement to our member and ultimately other subsidiaries of CCIC. If any future event would occur that would leave us with a deficiency in our operating cash flow, while not required, our member may contribute cash back to us.
We are a limited liability company that is an indirect wholly-owned subsidiary of CCIC and are treated as a disregarded entity for income tax filing purposes. CCIC has substantial net operating loss carryforwards ("NOLs") which are available to offset future taxable income. These NOLs expire starting in 2022 and ending in 2030. Because of the NOLs, CCIC and its subsidiaries, including us, currently pay minimal taxes despite a recent historical trend of consolidated taxable income and anticipated future consolidated taxable income for CCIC and us. CCIC expects to utilize its federal NOLs between now and 2017 based on current taxable income projections. Once CCIC exhausts its federal NOLs, we will be responsible for paying our share of CCIC's cash tax liability. In addition, CCIC is exploring its options with respect to a potential conversion to a real estate investment trust ("REIT"), which may mitigate our payment of cash income taxes but may require cash disbursements to CCIC. See note 5 to our condensed consolidated financial statements, notes 2 and 7 to our 2012 Financial Statements, and our "MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" included in the Prospectus for further discussion of our income taxes.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flows Information

	Six Months Ended June 30,
	2013	2012
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$147,601	$92,920
Investing activities	(40,503)	(20,525)
Financing activities	(87,956)	(72,395)
Net increase (decrease) in cash and cash equivalents	$19,142	$—
Operating Activities
The increase in net cash provided by operating activities for the first six months of 2013 of $54.7 million, or 59%, from the first six months of 2012 was due primarily to our refinancing, including lower cash interest payments and a decrease in restricted cash. Changes in working capital and particularly changes in deferred site rental receivables, deferred rental revenues, accrued interest and prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of the impact of working capital) if we realize expected growth in our business.
Investing Activities
Capital Expenditures

	Six Months Ended June 30,
	2013	2012
	(In thousands of dollars)
Discretionary:
Construction of towers	$631	$1,151
Tower improvements and other(a)	37,960	16,781
Sustaining	1,932	2,600
Total	$40,523	$20,532

(a)
Capital expenditures for tower improvements vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation and (3) changes in structural engineering regulations and our internal structural standards.

Financing Activities
The net cash flows used for financing activities in the six months ended June 30, 2013 are related to the redemption of the 7.75% Secured Notes in January 2013, which was funded using restricted cash. The redemption resulted in a loss on the retirement of debt of approximately $18.1 million and lowered our interest rate. In addition, the net cash flows used for financing activities in the six months ended June 30, 2012 included the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. See notes 4 and 5 of our condensed consolidated financial statements for disclosure of the equity contributions and distributions related to net operating losses from related members outside of our consolidated subsidiaries and distributions of excess cash to our member and ultimately other subsidiaries of CCIC.
Debt Restrictions
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to our ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, we may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the 2012 Secured Notes indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of June 30, 2013, our Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which we would expect would currently restrict our ability to incur unsecured debt or issue additional notes. We expect to grow our cash flow from operations if we realize anticipated growth in our business, which we expect would lower our Debt to Adjusted Consolidated Cash Flow Ratio, and could permit us to incur additional indebtedness. We are not restricted in our ability to distribute cash to affiliates or issue dividends to our parent.
Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. See note 5 in our 2012 Financial Statements for a discussion of our debt maturities.
Over the next 12 months we have no debt maturities. As of June 30, 2013, we have no interest rate swaps hedging any refinancings. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "MD&A—Liquidity and Capital Resources—Overview" regarding our liquidity strategy.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2012 are described in "MD&A" and in note 2 in our 2012 Financial Statements. The critical accounting policies and estimates for the first six months of 2013 have not changed from the critical accounting policies for the year ended December 31, 2012.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2012
No accounting pronouncements adopted during the six months ended June 30, 2013 had a material impact on our condensed consolidated financial statements. No new accounting pronouncements issued during the six months ended June 30, 2013 but not yet adopted are expected to have a material impact on our condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See the disclosure in note 7 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Our business depends on the demand for wireless communications and wireless infrastructure, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in carrier network investment may materially and adversely affect our business (including reducing demand for new tenant additions).
Demand for our wireless infrastructure depends on the demand for antenna space from our customers, which, in turn, depends on the demand for wireless voice and data services by their customers. The willingness of our customers to utilize our wireless infrastructure, or renew or extend existing contracts on our wireless infrastructure, is affected by numerous factors, including:
•consumer demand for wireless services;
•availability and capacity of our wireless infrastructure and associated land interests;
•location of our wireless infrastructure;
•financial condition of our customers, including their availability and cost of capital;
•willingness of our customers to maintain or increase their capital expenditures;
•increased use of network sharing, roaming, joint development or resale agreements by our customers;
•mergers or consolidations among our customers;
•changes in, or success of, our customers' business models;
•governmental regulations, including local and state restrictions on the proliferation of wireless infrastructure;
•cost of constructing wireless infrastructure;

•
technological changes including those affecting (1) the number or type of wireless infrastructure or other communications sites needed to provide wireless communications services to a given geographic area and (2) the obsolescence of certain existing wireless networks; and

•our ability to efficiently satisfy our customers' service requirements.
 A slowdown in demand for wireless communications or our wireless infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth and the demand for our wireless infrastructure.
Historically, the amount of our customers' network investment is cyclical and has varied based upon the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our wireless infrastructure. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies, including with respect to the use of small cells, or plans to expand coverage or capacity may reduce demand for our wireless infrastructure. Furthermore, the wireless communication industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless services and general economic conditions. There can be no assurances that weakness and uncertainty in the economic environment will not adversely impact the wireless communications industry, which may materially and adversely affect our business, including by reducing demand for our wireless infrastructure. In addition, a slowdown may increase competition for site rental customers. A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect our business.
 A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenues and reduce demand for our wireless infrastructure.
For the six months ended June 30, 2013, approximately 84% of our site rental revenues were derived from Sprint, T-Mobile, AT&T and Verizon Wireless, which represented 42%, 17%, 16% and 9%, respectively, of our site rental revenues, after giving effect to T-Mobile's acquisition of MetroPCS and Sprint's acquisition of Clearwire. The loss of any one of our large customers as a result of bankruptcy, insolvency, consolidation, network sharing, roaming, joint development, resale agreements by our customers, merger with other customers of ours or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts and customer relationships intangible assets and (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. In addition to our four largest customers in the U.S., we also derive a portion of our revenues, and anticipate that a portion of our future growth will be derived, from customers offering or contemplating offering emerging wireless services; however, such customers are smaller and have less financial resources than our four largest customers, have business models which may not be successful, and may require additional capital.
Consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example where they are co-residents on a tower, which may result in a reduction of wireless infrastructure and impact revenues from our wireless infrastructure. In addition, consolidation may result in a reduction in such customers' future capital expenditures in the aggregate because their expansion plans may be similar. Wireless carrier consolidation could decrease the demand for our wireless infrastructure, which in turn may result in a reduction in our revenues and cash flows.
In April 2013, T-Mobile acquired Metro PCS. For the six months ended June 30, 2013, T-Mobile and Metro PCS accounted for 14% and 3%, respectively, of our site rental revenues. As of June 30, 2013, T-Mobile and Metro PCS were co-residents on approximately 360 of our towers. In July 2013, Sprint completed the acquisition of Clearwire. For the six months ended June 30, 2013, Sprint and Clearwire accounted for 38% and 4%, respectively, of our site rental revenues. As of June 30, 2013, Sprint and Clearwire were co-residents on approximately 1,300 of our towers. In July 2013, AT&T entered into a definitive agreement to acquire Leap Wireless International, Inc. ("Leap Wireless"). As of June 30, 2013, AT&T and Leap Wireless represented approximately 14% and 4%, respectively, of our site rental revenues.  Further, there are approximately 300 towers on which both carriers currently reside. Our revenues from Leap Wireless on these 300 towers represents approximately 1% of our site rental revenues.
If consummated, in whole or in part, these potential consolidations, acquisitions and investments could result in decreased revenues and reduced or delayed demand for our wireless infrastructure, including as a result of any anticipated integration of networks and businesses or a consolidation of duplicate or overlapping parts of networks. We expect that any termination of customer contracts as a result of these transactions would be spread over multiple years as existing contracts expire.
In addition, Sprint merged with Nextel in August 2005, resulting in the combined company's use of two separate wireless technologies. During 2010, Sprint announced Network Vision, a multi-year network enhancement project to improve network speed, quality and efficiency and consolidate their multiple network technologies, including the elimination of their narrow-band push-to-talk network, referred to as iDEN. Sprint expects the Network Vision deployment to reach 250 million people by the end of 2013.
While we do not expect that any of our customers' network enhancement deployments and any related non-renewal of customer contracts anticipated in 2014 and 2015, including Sprint's Network Vision and any corresponding non-renewal iDEN leases, will have a material adverse effect on our operations and cash flows for 2013 and subsequent periods, there can be no assurances that additional or similar actions by our customers would not adversely affect our operations and cash flows in the future.
Our ability to repay the principal under our 2012 Secured Notes on or prior to the relevant maturity date will be subject to a number of factors outside our control.
The indenture governing the 2012 Secured Notes requires us to repay the principal under each series of the 2012 Secured Notes by the date such notes mature. We currently expect to distribute a substantial portion of our cash flow to our parent as dividends. Therefore, our ability to repay the principal under the 2012 Secured Notes on or prior to the date such notes mature depends upon our ability either to refinance the indebtedness under such notes or to sell our interests in the sites for an amount that is sufficient to repay the notes in full with interest. Our ability to achieve either of these goals will be affected by a number of factors, including the availability of credit for wireless communications sites, the fair market value of the sites, our equity in the sites, our financial condition, the operating history of the sites, tax laws and general economic conditions. Since the current term of the tenant leases as of the date of this filing will have substantially expired by the date each series of the 2012 Secured Notes mature, our ability to sell or refinance at such date will also be affected by the degree of our success in extending existing tenant leases and obtaining new tenant leases as those remaining terms expire. In addition, neither the trustee for the 2012 Secured Notes nor any of its respective affiliates or any other person is obligated to provide the funds to refinance the 2012 Secured Notes.
CCL is a holding company, and therefore its ability to repay its indebtedness is dependent on cash flow generated by its subsidiaries and their ability to make distributions to CCL.
CCL is a holding company with no significant operations or material assets other than the direct and indirect equity interests it holds in its subsidiaries. As a result, its ability to pay principal and interest on its indebtedness is dependent on the generation of cash flow by its subsidiaries and their ability to make such cash available to CCL by dividend, debt repayment or otherwise.

The earnings and cash flow generated by CCL's subsidiaries will depend on their financial and operating performance, which will be affected by general economic, industry, financial, competitive, operating, legislative, regulatory and other factors beyond our control. Any payments of dividends, distributions, loans or advances to CCL by its subsidiaries could also be subject to restrictions on dividends under applicable local law in the jurisdictions in which such subsidiaries operate.
In the event that CCL does not receive distributions from its subsidiaries, or to the extent that the earnings from, or other available assets of, such subsidiaries are insufficient, CCL may be unable to make payments on its indebtedness. Furthermore, Crown Castle GS III Corp., the co-issuer of the 2012 Secured Notes, has no assets, conducts no operations and has no independent ability to service the interest and principal obligations under the 2012 Secured Notes.
As a result of competition in our industry, including from some competitors with significantly more resources or less debt than we have, we may find it more difficult to achieve favorable rental rates on our new or renewing customer contracts.
Our growth is dependent on entering into new tenant leases as well as renewing or renegotiating tenant leases when existing tenant leases terminate. We face competition for site rental customers from various sources, including:

•	other independent wireless infrastructure owners or operators, including towers, rooftops, water towers, distributed antenna systems ("DAS"), broadcast towers and utility poles;

•	wireless carriers that own and operate their own wireless infrastructure and lease antenna space to other wireless communication companies; and
•new alternative deployment methods in the wireless communication industry.
Certain wireless carriers that own and operate their own wireless infrastructure portfolios are generally larger than we are and have greater financial resources than we do. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins or maintain or increase our market share.
New technologies may significantly reduce demand for our sites and negatively impact our revenues.
Improvements in the efficiency of wireless networks could reduce the demand for our sites. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers, may reduce the need for our wireless infrastructure. In addition, other technologies, such as DAS, femtocells, other small cells and satellite transmission systems (such as low earth orbiting) may, in the future, serve as substitutes for or alternatives to leasing that might otherwise be anticipated or expected on our wireless infrastructure had such technologies not existed. Any significant reduction in wireless infrastructure leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.
There can be no assurances that new wireless services and technologies will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand and customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities and demand for our wireless infrastructure as a result of such technologies may not be realized at the times or to the extent anticipated.
If we fail to retain rights to our wireless infrastructure, including the land interests under our towers, our business may be adversely affected.
Our real property interests in the sites (other than the sites sub-leased under the Sprint Master Leases (as defined below) primarily consist of leaseholds and exclusive easements, as well as permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcies of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, would interfere with our ability to conduct our business and generate revenues. If a material number of the grantors of these rights elect not to renew their terms, our ability to conduct business and generate revenues could be adversely affected. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land or to renegotiate and extend the terms of the leases relating to such land. In some cases, other subsidiaries of CCIC have acquired certain third party land interests under certain of our sites as a result of negotiated transactions and we have entered into leases with such affiliates. Approximately 12% of our site rental gross margins for the six months ended June 30, 2013 are derived from towers where the leases for the land interests under such towers have final expiration dates of less than ten years. If we are unable to retain rights to the land interests on which our towers reside, our business may be adversely affected.

We control 5,266 Sprint Sites, leased or operated for an initial period of 32 years (through May 2037) under master leases and subleases with Sprint ("Sprint Master Leases"). CCIC, through its subsidiaries (including us), has the option to purchase in 2037 all (but not less than all) of the Sprint Sites (as well as other Sprint towers leased or operated by other subsidiaries of CCIC) from Sprint for approximately $2.3 billion. CCIC may not have the required available capital to exercise such right to purchase these towers at the time this option is required to be exercised. Even if CCIC does have available capital, it may choose not to exercise its right to purchase such sites for business or other reasons. In the event that CCIC does not exercise these purchase rights, or is otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that CCIC decides to exercise these purchase rights, the benefits of the acquisition of the applicable sites may not exceed the costs, which could adversely affect our business.
Failure on our part to cause the performance of our obligations as landlords under tenant leases could lead to abatement of rent or termination of tenant leases.
The vast majority of our tenant leases are not net leases. Accordingly, each subsidiary of ours that acts as a landlord is responsible for ensuring the maintenance and repair of its sites and for other obligations and liabilities associated with its sites, such as the payment of real estate taxes related to the tower, ground lease rents, the maintenance of insurance and environmental compliance and remediation. The failure of such subsidiary to cause the performance of the landlord's obligations under a tenant lease could entitle the related lessee to an abatement of rent or, in some circumstances, could result in a termination of the tenant lease. Because we have no employees of our own, the Manager is responsible for carrying out the landlord's responsibilities under the tenant leases. See "Item 1A. Risk Factors—We have no employees of our own and hence are dependent on the Manager for the conduct of our operations. Any failure of the Manager to continue to perform in its role as manager of the sites could have a material adverse impact on our business." An unscheduled reduction or cessation of payments due under a tenant lease may result in a reduction of the amounts available to make payments on the 2012 Secured Notes.
Bankruptcy proceedings involving either our subsidiaries or their lessors under the ground leases could adversely affect our ability to enforce our subsidiaries' rights under the ground leases or to remain in possession of the leased property.
Upon the bankruptcy of a lessor or a lessee under a ground lease, the debtor entity generally has the right to assume or reject the ground lease. Pursuant to Section 365(h) of the United States Bankruptcy Code (the "Bankruptcy Code"), a ground lessee (i.e., a subsidiary) whose ground lease is rejected by a debtor ground lessor has the right to remain in possession of its leased premises under the rent reserved in the lease for the term of the ground lease, including any renewals, but is not entitled to enforce the obligation of the ground lessor to provide any services required under the ground lease. In the event of concurrent bankruptcy proceedings involving the ground lessor and the ground lessee, the ground lease could be terminated.
Similarly, upon the bankruptcy of a subsidiary of ours or a third-party owner of a managed site, the debtor entity would have the right to assume or reject any related site management agreement. Because the arrangements under which we derive revenue from the managed sites would not likely constitute leases of real property for purposes of Section 365(h) of the Bankruptcy Code, the applicable subsidiary may not have the right to remain in possession of the premises or otherwise retain the benefit of the site management agreement if the site management agreement is rejected by a debtor third-party owner.
The bankruptcy of certain subsidiaries of Sprint which are sublessors to one of our subsidiaries could result in our subsidiaries' sublease interests being rejected by the bankruptcy court.
Certain of the towers leased from Sprint are located on land leased from third parties under ground leases. Global Signal Acquisitions II, our subsidiary, subleases these sites from bankruptcy remote subsidiaries of Sprint. If one of these Sprint subsidiaries nevertheless becomes a debtor in a bankruptcy proceeding and is permitted to reject the underlying ground lease, Global Signal Acquisitions II could lose its interest in the applicable sites. If Global Signal Acquisitions II were to lose its interest in the applicable sites or if the applicable ground leases were to be terminated, we would lose the cash flow derived from the towers on those sites, which may have a material adverse effect on our business. We have similar bankruptcy risks with respect to sites that we operate under management agreements.
Our failure to comply with our covenants in the Sprint Master Leases, including our obligation to timely pay ground lease rent, could result in an event of default under the applicable Sprint Master Leases, which would adversely impact our business.
Subject to certain cure, arbitration and other provisions, in the event of an uncured default under a Sprint Master Lease, Sprint may terminate the Sprint Master Lease as to the applicable sites. If we default under the Sprint Master Leases with respect to more than 20% of the Sprint Sites within any rolling five-year period, Sprint will have the right to terminate the Sprint Master Leases with respect to all Sprint Sites. If Sprint terminates Sprint Master Leases with respect to all of or a significant number of sites, we would lose all of our interests in those sites (which collectively represent approximately 68% of our sites as of June 30, 2013) and our ability to make payments on the 2012 Secured Notes would therefore be seriously impaired.

We have no employees of our own and hence are dependent on the Manager for the conduct of our operations. Any failure of the Manager to continue to perform in its role as manager of the sites could have a material adverse impact on our business.
As described herein, all of the sites continue to be managed by the Manager, which is CCUSA. The Manager continues to be responsible for causing maintenance to be carried out in a timely fashion, carrying out the landlord's responsibilities under the tenant leases and marketing the site spaces. Management errors may adversely affect the revenue generated by the sites. In addition, the Manager's performance continues to depend to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support, legal and finance personnel, some of whom may be difficult to replace. The Manager does not have employment agreements with any of its employees and, no assurance can be given that the services of such personnel will continue to be available to the Manager. Furthermore, the Manager does not maintain key man life insurance policies on its executives that would adequately compensate it for any loss of services of such executives. The loss of the services of one or more of these executives could have a material adverse effect on the Manager's ability to manage our operations.
The management of the sites requires special skills and particularized knowledge. If the Management Agreement is terminated or the Manager is for any reason unable to continue to manage the sites on our behalf, there may be substantial delays in engaging a replacement manager with the requisite skills and experience to manage the sites. There can be no assurance that a qualified replacement manager can be located or engaged in a timely fashion or on economical terms. If an insolvency proceeding were commenced with respect to the Manager, the Manager as debtor or its bankruptcy trustee might have the power to prevent us from replacing it with a new manager for the sites.
The Manager may experience conflicts of interest in the management of the sites and in the management of sites of affiliates carried out pursuant to other management agreements.
In addition to managing our operations, the Manager is currently party to, and may in the future enter into, separate management agreements with its other affiliates that own, lease and manage towers and other wireless communications sites. These other affiliates may be engaged in the construction, acquisition and leasing of wireless communication sites in proximity to the sites owned by us. As a result, the Manager may engage in business activities that are in competition with our business in respect of the sites, and the Manager may experience conflicts of interest in the management of the sites and such other sites. Pursuant to the Management Agreement, the Manager continues to be prohibited from soliciting lessees to transfer their tenant leases from sites owned, leased or managed by us to sites owned, leased or managed by our affiliates. However, there can be no assurance that the persons that control us, the Manager and those other affiliates will allocate their management efforts in such a way as to maximize the returns with respect to our sites, as opposed to maximizing the returns with respect to other sites. Most of the lessees under the land sites are our affiliates. As a result, we and the Manager may experience conflicts of interest in the management of the land sites. Pursuant to the Management Agreement, the Manager agreed to manage the land sites in the same manner as if the lessees thereunder were not affiliates.
Our affiliates may also engage in the acquisition of wireless communications sites. In addition, we may, subject to certain restrictions on affiliate transactions in the indenture, enter into arms-length transactions with our affiliates to acquire land under our sites. There can be no assurance that the persons that control us will allocate potential opportunities in such a way as to maximize the returns with respect to our sites, as opposed to maximizing the returns for our affiliates.
If radio frequency emissions from wireless handsets or equipment on our wireless infrastructure are demonstrated to cause negative health effects, potential future claims could adversely affect our operations, costs and revenues.
The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future or that the results of such studies will not be adverse to us.
Public perception of possible health risks associated with cellular and other wireless communications may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless communications services. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs and revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.

If we fail to comply with laws or regulations which regulate our business and which may change at any time, we may be fined or even lose our right to conduct some of our business.
A variety of federal, state, local and foreign laws and regulations apply to our business. Failure to comply with applicable requirements may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including state and local tax laws, will not adversely affect our business, increase delays or result in additional costs. These factors may have a material adverse effect on us.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	August 6, 2013	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 6, 2013	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

(a)	3.1	Certificate of Formation, as amended, of CC Holdings GS V LLC

(a)	3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC

(b)	4.1
Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.489% Senior Secured Notes due 2023

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-4 (Registration No. 333-187970) on April 17, 2013.

(b)	Incorporated by reference to the exhibit previously filed by Crown Castle International Corp. on Form 8-K (file No. 001-16441) on December 28, 2012.