Form 10-Q
period 2013-09-30
CC Holdings GS V LLC
filed 2013-11-08
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

1220 Augusta Drive, Suite 600, Houston, Texas 77057-2261 (Address of principal executives office) (Zip Code)
(713) 570-3000 (Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of September 30, 2013, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," forms of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts including the impact of the iDEN network decommissioning, customer consolidation or ownership changes, and demand for our towers, (2) availability of cash flows and liquidity for, and plans regarding, future discretionary investments including capital expenditures, (3) anticipated growth in our future revenues, margins and operating cash flows, (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants and (5) CCIC's intention to convert to a real estate investment trust ("REIT"), including the impact on us and the timing thereof.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,335	$—
Restricted cash	—	400,493
Receivables, net	2,823	2,590
Prepaid expenses	25,909	20,752
Deferred income tax assets	14,278	15,060
Deferred site rental receivables and other current assets	7,128	8,089
Total current assets	100,473	446,984
Deferred site rental receivables	273,336	221,315
Property and equipment, net of accumulated depreciation of $549,361 and $490,639, respectively	1,146,520	1,146,008
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,414,674	1,501,704
Long-term prepaid rent, deferred financing costs and other assets, net	49,698	48,995
Total assets	$4,323,431	$4,703,736

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$14,953	$10,661
Accrued interest	21,254	4,922
Deferred revenues	22,201	13,751
Current maturities of debt and other obligations	—	291,428
Total current liabilities	58,408	320,762
Debt and other obligations	1,500,000	1,500,161
Deferred income tax liabilities	387,738	397,240
Deferred ground lease payable, above-market leases and other liabilities	128,345	122,008
Total liabilities	2,074,491	2,340,171
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,337,082	2,495,641
Accumulated earnings (deficit)	(88,142)	(132,076)
Total member's equity	2,248,940	2,363,565
Total liabilities and equity	$4,323,431	$4,703,736

See accompanying notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues:
Site rental revenues	$151,038	$149,424	$452,225	$442,244

Operating expenses:
Site rental cost of operations—third parties(a)	38,222	37,785	112,606	113,892
Site rental cost of operations—related parties(a)	7,073	6,261	20,920	17,836
Site rental cost of operations—total(a)	45,295	44,046	133,526	131,728
Management fee—related party	10,172	9,610	30,130	28,661
Asset write-down charges	2,400	793	4,398	1,847
Depreciation, amortization and accretion	49,770	47,368	147,053	141,932
Total operating expenses	107,637	101,817	315,107	304,168
Operating income (loss)	43,401	47,607	137,118	138,076
Interest expense and amortization of deferred financing costs—third parties	(13,297)	(20,544)	(45,072)	(61,178)
Interest expense and amortization of deferred financing costs—related parties	—	(4,339)	—	(13,371)
Interest expense and amortization of deferred financing costs—total	(13,297)	(24,883)	(45,072)	(74,549)
Gains (losses) on retirement of long-term obligations	(1)	—	(18,103)	—
Other income (expense)	(118)	18	(67)	59
Income (loss) before income taxes	29,985	22,742	73,876	63,586
Benefit (provision) for income taxes	(12,007)	(8,411)	(29,942)	(24,195)
Net income (loss)	$17,978	$14,331	$43,934	$39,391

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$43,934	$39,391
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	147,053	141,932
Amortization of deferred financing costs and other non-cash interest on long-term debt	6,844	4,798
Asset write-down charges	4,398	1,847
Gains (losses) on retirement of long-term obligations	18,103	—
Deferred income tax benefit (provision)	27,419	23,908
Changes in assets and liabilities:
Increase (decrease) in accrued interest	16,332	—
Increase (decrease) in accounts payable	979	(4)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	16,284	(2,106)
Decrease (increase) in receivables	(233)	1,387
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash and other assets	(47,937)	(65,251)
Net cash provided by (used for) operating activities	233,176	145,902
Cash flows from investing activities:
Capital expenditures	(64,308)	(34,846)
Other investing activities	239	7
Net cash provided by (used for) investing activities	(64,069)	(34,839)
Cash flows from financing activities:
Purchases and redemptions of long-term debt	(312,465)	—
Net (increase) decrease in amount due from affiliates	(194,698)	(123,412)
Net (increase) decrease in restricted cash	388,391	12,349
Net cash provided by (used for) financing activities	(118,772)	(111,063)
Net increase (decrease) in cash and cash equivalents	50,335	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$50,335	$—

See accompanying notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at July 1, 2013	$2,353,273	$(106,120)	$2,247,153
Equity contribution—income taxes (note 5)	14,624	—	14,624
Equity distribution (note 4)	(30,815)	—	(30,815)
Net income (loss)	—	17,978	17,978
Balance at September 30, 2013	$2,337,082	$(88,142)	$2,248,940

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at July 1, 2012	$2,783,394	$(114,161)	$2,669,233
Equity contribution—income taxes (note 5)	9,557	—	9,557
Equity distribution (note 4)	(42,877)	—	(42,877)
Net income (loss)	—	14,331	14,331
Balance at September 30, 2012	$2,750,074	$(99,830)	$2,650,244

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at January 1, 2013	$2,495,641	$(132,076)	$2,363,565
Equity contribution—income taxes (note 5)	36,139	—	36,139
Equity distribution (note 4)	(194,698)	—	(194,698)
Net income (loss)	—	43,934	43,934
Balance at September 30, 2013	$2,337,082	$(88,142)	$2,248,940

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at January 1, 2012	$2,849,147	$(139,221)	$2,709,926
Equity contribution—income taxes (note 5)	24,339	—	24,339
Equity distribution (note 4)	(123,412)	—	(123,412)
Net income (loss)	—	39,391	39,391
Balance at September 30, 2012	$2,750,074	$(99,830)	$2,650,244

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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of September 30, 2013, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2013 and 2012. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

New Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2013 had a material impact on the Company's condensed consolidated financial statements. No new accounting pronouncements issued during the nine months ended September 30, 2013 but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

3.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of September 30, 2013	Outstanding Balance as of December 31, 2012	Stated Interest Rate as of September 30, 2013(a)
Bonds - fixed rate:
7.75% Secured Notes	Apr. 2009	May 2017		$—	$291,394	N/A
2012 Secured Notes	Dec. 2012	2017/2023	(b)	1,500,000	1,500,000	3.4%
Total bonds				1,500,000	1,791,394
Other:
Capital leases and other obligations				—	195
Total debt and other obligations				1,500,000	1,791,589
Less: current maturities				—	291,428
Non-current portion of long-term debt				$1,500,000	$1,500,161
____________________

(a)	Represents the weighted-average stated rate.

(b)
The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 (collectively, "2012 Secured Notes").

Contractual Maturities
The following are the scheduled contractual maturities of the total debt and other long-term obligations outstanding at September 30, 2013.

		Years Ending December 31,
	Three Months Ended December 31, 2013	2014	2015	2016	2017	Thereafter	Total Cash Obligations
Scheduled contractual maturities	$—	$—	$—	$—	$500,000	$1,000,000	$1,500,000
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

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

The following is a summary of the purchases and redemptions of long-term debt during the nine months ended September 30, 2013.

	Nine Months Ended September 30, 2013
	Principal Amount	Cash Paid(a)	Gains (losses)(c)
7.75% Secured Notes(b)	$294,362	$312,465	$(18,103)

(a)	Exclusive of accrued interest.

(b)	The redemption of the 7.75% Secured Notes was funded by the restricted cash released upon refinancing.

(c)	The losses relate to cash losses, including with respect to make whole payments.
Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense on debt obligations	$12,595	$23,251	$38,228	$69,751
Amortization of deferred financing costs	702	622	3,876	1,829
Amortization of adjustments on long-term debt	—	1,010	2,968	2,969
Total	$13,297	$24,883	$45,072	$74,549

4.	Related Party Transactions
Pursuant to the Management Agreement, CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the towers held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company’s Operating Revenues, as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators ("Management Agreement Operating Revenues"). The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage administer the towers, other than the operating expenses, which includes real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as Manager, CCUSA may make certain modifications to our towers. See the 2012 Financial Statements for further discussion.
In addition, CCUSA may perform the installation services on the Company's towers, for which the Company is not a party to any such agreements and for which no operating results are reflected herein.
As of September 30, 2013, there were approximately 1,700 towers where the land under the tower is owned by an affiliate for which the Company recognizes rent expense paid to the affiliate. Additionally, the Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on.
For the nine months ended September 30, 2012, the Company recorded interest expense and amortization of deferred financing costs of approximately $13.4 million with respect to the portion of the 7.75% Secured Notes previously outstanding with CCIC, inclusive of $35.5 million of principal amount purchased by CCIC in the first nine months of 2012.
The Company recorded net equity distributions reflecting net distributions to its member and ultimately other subsidiaries of CCIC. Cash on-hand above the amount that is required by the Management Agreement has and is expected to continue to be distributed to the Company's member and ultimately other subsidiaries of CCIC. CCUSA arranges for the payment of all operating expenses and the funding of all capital expenditures out of funds maintained on our behalf. We are responsible for funding our operating accounts or reimbursing CCUSA for any expenses it advances on our behalf, and CCUSA has no obligation to incur or authorize any operating expense or capital expenditure that cannot or will not be paid out of funds we generate. See note 5 for a discussion of the equity contribution related to income taxes.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

5.	Income Taxes
For the nine months ended September 30, 2013 and 2012, the Company's effective tax rate differed from the federal statutory rate predominately due to state taxes, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.  During the nine months ended September 30, 2013 and 2012, the Company recorded non-cash equity contributions primarily related to the use by the Company of the tax attributes from other members of CCIC's federal consolidated group.
In September 2013, CCIC commenced the steps necessary to reorganize to qualify as a REIT for U.S. federal income tax purposes. CCIC expects to elect to be taxed as a REIT beginning with the taxable year commencing January 1, 2014. The Company expects its assets and operations to be included in the REIT, upon CCIC's REIT election.
In connection with CCIC's anticipated conversion from a taxable C corporation into a REIT, CCIC would expect to de-recognize its previously recorded U.S. federal and state deferred tax assets and liabilities related to the entities included in the REIT, including CCL, because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. As a result of the expected de-recognition of the aforementioned deferred tax assets and liabilities related to the entities included in the REIT, the Company would also then expect to record a corresponding net non-cash income tax benefit of substantially all of the deferred tax assets and liabilities in a future period in conjunction with the anticipated REIT conversion. The de-recognition of the deferred tax assets and liabilities would be recorded if and when CCIC has completed all necessary actions to qualify as a REIT and has obtained final approval from the board of directors.

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

	Level in Fair Value Hierarchy	September 30, 2013		December 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$50,335	$50,335	$—	$—
Restricted cash	1	—	—	400,493	400,493
Liabilities:
Debt and other obligations	2	1,500,000	1,390,360	1,791,589	1,840,352

7.	Commitments and Contingencies
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
Major Customers
The following table summarizes the percentage of the Company's revenue for its largest customers, including those customers accounting for more than 10% of the Company's revenues, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013) and AT&T's pending acquisition of Leap Wireless.

	Nine Months Ended September 30,
	2013	2012
Sprint(a)	42%	40%
AT&T(b)	20%	20%
T-Mobile(c)	17%	15%
Verizon Wireless	9%	9%
Total	88%	84%
________________

(a)
For the nine months ended September 30, 2013, Sprint and Clearwire accounted for 38% and 4%, respectively, of site rental revenues. As of September 30, 2013, Sprint and Clearwire are co-residents on approximately 1,300 towers. The weighted-average remaining term on tenant contracts related to these towers with Sprint and Clearwire is approximately seven years and three years, respectively. Revenue from Clearwire on these 1,300 towers represented approximately 4% of site rental revenues for the nine months ended September 30, 2013.

(b)
For the nine months ended September 30, 2013, AT&T and Leap Wireless accounted for 16% and 4%, respectively, of site rental revenues. As of September 30, 2013, AT&T and Leap Wireless are co-residents on approximately 330 towers. The weighted-average remaining term on tower tenant contracts related to these towers with AT&T and Leap Wireless is approximately ten years and four years, respectively. Revenue from Leap Wireless on these 330 towers represented approximately 1% of site rental revenues for the nine months ended September 30, 2013.

(c)
For the nine months ended September 30, 2013, T-Mobile and MetroPCS accounted for 14% and 3%, respectively, of site rental revenues. As of September 30, 2013, T-Mobile and MetroPCS are co-residents on approximately 360 towers. The weighted-average remaining term on tower tenant contracts related to these towers with T-Mobile and MetroPCS is approximately nine years and five years, respectively. Revenue from MetroPCS on these 360 towers represented approximately 2% of site rental revenues for the nine months ended September 30, 2013.

9.	Supplemental Cash Flow Information

The following table is a summary of the supplemental cash flow information during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid (inclusive of payments to related parties)	$21,896	$69,751
Income taxes paid	—	—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes	36,139	24,339
Equity contribution (distribution) of amount due to affiliates (note 4)	(194,698)	(123,412)

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

10.	Guarantor Subsidiaries
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
General Overview
We own, lease or manage approximately 7,800 towers located across the United States. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2013:

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas and other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our towers will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, (4) increasing smartphone penetration, (5) wireless carrier focus on expanding data coverage and capacity and (6) the availability of additional spectrum.

◦	Substantially all of our towers can accommodate another tenant, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers are expected to continue to invest in their networks.

◦
Our site rental revenues grew $10.0 million, or 2%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Our site rental revenue growth during the nine months ended September 30, 2013 was impacted by the fact that we have effectively pre-sold via a firm contractual commitment a significant portion of the modification of the existing installations relating to certain LTE upgrades. We have done so by increasing the future contracted revenue including a higher than typical escalation over a period of time, typically a three to four year period (as evidenced by a weighted average escalation (weighted on revenues) of approximately 4%). As a result, for any given period, the increase in cash rental receipts may not translate into a corresponding increase in reported revenues from the application of straight-line revenue recognition.

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

◦
Sprint, T-Mobile, AT&T and Verizon Wireless accounted for approximately 88% of consolidated site rental revenues, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013) and AT&T's pending acquisition of Leap Wireless. See "Part II—Item 1A. Risk Factors" herein and note 8 to our condensed consolidated financial statements.

•	Majority of land interests under our wireless infrastructure under long-term control

◦
Approximately nine-tenths and one-half of our site rental gross margin is derived from towers that we own or control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned in fee or where we have perpetual or long-term easements, which represent approximately one-seventh of our site rental gross margin.

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

•	Relatively fixed tower operating costs

◦	Our cash operating expenses tend to escalate at approximately the rate of inflation and are not typically influenced by new tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were approximately 1% of net revenues.

•	Debt with a long-dated maturity and a fixed rate

◦	Our debt consists of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023.

◦	In January 2013, we completed the redemption of the then outstanding 7.75% Secured Notes, utilizing $316.6 million of restricted cash which resulted in a loss of $18.1 million.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $233.2 million.

◦	We believe our business can be characterized as a stable cash flow stream, which we expect to grow as a result of future demand on our wireless infrastructure.

CCIC REIT Election

In September 2013, CCIC announced that it is commencing the steps necessary to reorganize to qualify as a REIT for U.S. federal income tax purposes. CCIC expects to elect to be taxed as a REIT beginning with the taxable year commencing January 1, 2014. We expect our assets and operations to be included in the REIT upon CCIC's REIT election. As a REIT, CCIC will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. Even if CCIC qualifies for taxation as a REIT, CCIC may be subject to certain federal, state, local and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as REIT.
CCIC expects to operate in compliance with the REIT rules beginning January 1, 2014. The REIT election is subject to the completion of all necessary steps of the aforementioned conversion plan and final approval by CCIC's board of directors.

See note 5 to our condensed consolidated financial statements and "Item 1A—Risk Factors" for additional information concerning CCIC's REIT election and its impact on CCL.

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	Amount	Amount	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$151,038	$149,424	1%
	151,038	149,424	1%
Operating expenses:
Costs of operations(a)(b)	45,295	44,046	3%
Management fee(b)	10,172	9,610	6%
Asset write-down charges	2,400	793	203%
Depreciation, amortization and accretion	49,770	47,368	5%
Total operating expenses	107,637	101,817	6%
Operating income (loss)	43,401	47,607	(9)%
Interest expense and amortization of deferred financing costs(b)	(13,297)	(24,883)	(47)%
Gains (losses) on retirement of long-term obligations	(1)	—
Other income (expense)	(118)	18
Income (loss) before income taxes	29,985	22,742
Benefit (provision) for income taxes	(12,007)	(8,411)
Net income (loss)	$17,978	$14,331
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	Amount	Amount	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$452,225	$442,244	2%
	452,225	442,244	2%
Operating expenses:
Costs of operations(a)(b)	133,526	131,728	1%
Management fee(b)	30,130	28,661	5%
Asset write-down charges	4,398	1,847	138%
Depreciation, amortization and accretion	147,053	141,932	4%
Total operating expenses	315,107	304,168	4%
Operating income (loss)	137,118	138,076	(1)%
Interest expense and amortization of deferred financing costs(b)	(45,072)	(74,549)	(40)%
Gains (losses) on retirement of long-term obligations	(18,103)	—
Other income (expense)	(67)	59
Income (loss) before income taxes	73,876	63,586
Benefit (provision) for income taxes	(29,942)	(24,195)
Net income (loss)	$43,934	$39,391
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.
Third Quarter 2013 and 2012
Site rental revenues for the three months ended September 30, 2013 increased by $1.6 million, or 1%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of customer contracts, escalations and cancellations of customer contracts. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality. Site rental gross margins for the three months ended September 30, 2013 increased by $0.4 million, and remained relatively consistent with the same period in 2012. The increase in the site rental gross margins was related to the previously mentioned 1% increase in site rental revenues and the relatively fixed costs to operate our towers. See "MD&A—General Overview" herein for further discussion of the impact of pre-sold customer contracts.
The management fee for the three months ended September 30, 2013 increased by $0.6 million, or 6%, from the three months ended September 30, 2012, but remained 7% of total net revenues. The management fee is equal to 7.5% of our Management Agreement Operating Revenues.
Interest expense and amortization of deferred financing costs decreased as a result of the refinancing of the 7.75% Secured Notes with the 2012 Secured Notes, which resulted in (1) a lower interest rate and (2) an increase of $300 million in principal. See note 3 to our condensed consolidated financial statements.
Benefit (provision) for income taxes for the three months ended September 30, 2013 was a provision of $12.0 million compared to a provision of $8.4 million for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 and 2012 differs from the federal statutory rate predominately due to state tax expense. See note 5 to our condensed consolidated financial statements regarding CCIC's anticipated REIT conversion.
Net income for the three months ended September 30, 2013 was $18.0 million, compared to income of $14.3 million for the three months ended September 30, 2012, which was predominantly due to a decrease in interest expense as a result of the refinancing of our debt.
First nine months of 2013 and 2012
Site rental revenues for the nine months ended September 30, 2013 increased by $10.0 million, or 2%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of customer contracts, escalations and cancellations of customer contracts. Tenant additions were influenced by our customers' upgrading to LTE and their ongoing efforts to improve network quality. Site rental gross margins for the nine months ended September 30, 2013 increased by $8.2 million, or 3%, from the nine months ended September 30, 2012. The increase in the site rental gross margins was related to the previously mentioned 2% increase in site rental revenues and the relatively fixed costs to operate our towers. See "MD&A—General Overview" herein for further discussion of the impact of pre-sold customer contracts.
The management fee for the nine months ended September 30, 2013 increased by $1.5 million, or 5%, from the nine months ended September 30, 2012, but remained 7% of total net revenues. The management fee is equal to 7.5% of our Management Agreement Operating Revenues.
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
Benefit (provision) for income taxes for the nine months ended September 30, 2013 was a provision of $29.9 million compared to a provision of $24.2 million for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 and 2012 differs from the federal statutory rate predominately due to state tax expense. See note 5 to our condensed consolidated financial statements.
Net income for the nine months ended September 30, 2013 was $43.9 million, compared to net income of $39.4 million for the nine months ended September 30, 2012, which was predominantly related to our refinancing of debt that resulted in a loss on retirement of debt and a decrease in interest expense.

Liquidity and Capital Resources
Overview
General. We believe our business can be characterized as a stable cash flow stream generated by revenues under long-term contracts. Historically, our net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures. For the foreseeable future, we expect to continue to generate net cash provided by operating activities that exceeds our capital expenditures. We seek to allocate the net cash provided by our operating activities in a manner that we believe drives value for our member and ultimately CCIC, including (1) activities to enhance operating results, such as capital expenditures to accommodate additional tenants and (2) distributing all of our excess cash to our member and ultimately other subsidiaries of CCIC. Historically, CCIC has typically invested the distributed cash into activities such as (in no particular order) purchasing its common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving and structurally enhancing its existing wireless infrastructure and purchasing, repaying or redeeming its debt.
We are a limited liability company that is an indirect wholly-owned subsidiary of CCIC and are treated as a disregarded entity for income tax filing purposes. CCIC has substantial net operating loss carryforwards ("NOLs") which are available to offset future taxable income. In September 2013, CCIC announced that they are commencing the steps necessary to reorganize to qualify as a REIT for U.S. federal income tax purposes. CCIC expects to elect to be taxed as a REIT beginning with the taxable year commencing January 1, 2014. We expect our assets and operations to be included in the REIT upon CCIC's REIT election. CCIC and its subsidiaries, including us, expect to pay minimal cash income taxes as a result of CCIC's expected REIT conversion and our net operating loss carryforwards. See "Item 2. MD&A—General Overview."
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.

Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2013:

September 30, 2013
(In thousands of dollars)
Cash and cash equivalents	$50,335
Debt and other long-term obligations	1,500,000
Total equity	2,248,940
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
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flows Information

	Nine Months Ended September 30,
	2013	2012	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$233,176	$145,902	$87,274
Investing activities	(64,069)	(34,839)	(29,230)
Financing activities	(118,772)	(111,063)	(7,709)
Net increase (decrease) in cash and cash equivalents	$50,335	$—	$50,335
Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2013 of $87.3 million, or 60%, from the first nine months of 2012 was due primarily to our refinancing, including lower cash interest payments and a decrease in restricted cash. Changes in working capital and particularly changes in deferred site rental receivables, deferred rental revenues, accrued interest and prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of the impact of working capital) if we realize expected growth in our business.
Investing Activities
Capital Expenditures

	Nine Months Ended September 30,
	2013	2012	Change
	(In thousands of dollars)
Wireless infrastructure construction, improvements and other(a)	61,307	30,391	30,916
Sustaining	3,001	4,455	(1,454)
Total	$64,308	$34,846	$29,462

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

Financing Activities
The net cash flows used for financing activities in the nine months ended September 30, 2013 are related to the redemption of the 7.75% Secured Notes in January 2013, which was funded using restricted cash. The redemption resulted in a loss on the retirement of debt of approximately $18.1 million and lowered our interest rate. In addition, the net cash flows used for financing activities in the nine months ended September 30, 2013 and September 30, 2012 included the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. See notes 4 and 5 of our condensed consolidated financial statements for disclosure of the equity contributions and distributions related to net operating losses from related members outside of our consolidated subsidiaries and distributions of excess cash to our member and ultimately other subsidiaries of CCIC.
Debt Restrictions
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to our ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, we may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the 2012 Secured Notes indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of September 30, 2013, our Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which we would expect would currently restrict our ability to incur unsecured debt or issue additional notes. We expect to grow our cash flow from operations if we realize anticipated growth in our business, which we expect would lower our Debt to Adjusted Consolidated Cash Flow Ratio, and could permit us to incur additional indebtedness. We are not restricted in our ability to distribute cash to affiliates or issue dividends to our parent.
Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. See note 5 in our 2012 Financial Statements for a discussion of our debt maturities.
Over the next 12 months we have no debt maturities. As of September 30, 2013, we have no interest rate swaps hedging any refinancings. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "MD&A—Liquidity and Capital Resources—Overview" regarding our liquidity strategy.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates that we believe (1) are most important to the portrayal of our financial condition and results of operations and (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2012 are described in "MD&A" and in note 2 in our 2012 Financial Statements. The critical accounting policies and estimates for the first nine months of 2013 have not changed from the critical accounting policies for the year ended December 31, 2012.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2012
No accounting pronouncements adopted during the nine months ended September 30, 2013 had a material impact on our condensed consolidated financial statements. No new accounting pronouncements issued during the nine months ended September 30, 2013 but not yet adopted are expected to have a material impact on our condensed consolidated financial statements.

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
For the nine months ended September 30, 2013, approximately 88% of our site rental revenues were derived from Sprint, T-Mobile, AT&T and Verizon Wireless, which represented 42%, 17%, 20% and 9%, respectively, of our site rental revenues, after giving effect to T-Mobile's acquisition of MetroPCS, Sprint's acquisition of Clearwire and AT&T's pending acquisition of Leap Wireless. The loss of any one of our large customers as a result of bankruptcy, insolvency, consolidation, network sharing, roaming, joint development, resale agreements by our customers, merger with other customers of ours or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts and customer relationships intangible assets and (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. In addition to our four largest customers in the U.S., we also derive a portion of our revenues, and anticipate that a portion of our future growth will be derived, from customers offering or contemplating offering emerging wireless services; however, such customers are smaller and have less financial resources than our four largest customers, have business models which may not be successful, and may require additional capital.
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
See note 8 to our condensed consolidated financial statements for a discussion of recently completed and pending customer consolidations. These consolidations could result in decreased revenues and reduced or delayed demand for our wireless infrastructure, including as a result of any anticipated integration of networks and businesses or a consolidation of duplicate or overlapping parts of networks. We expect that any termination of customer contracts as a result of these transactions would be spread over multiple years as existing contracts expire.
In addition, Sprint merged with Nextel in August 2005, resulting in the combined company's use of two separate wireless technologies. During 2010, Sprint announced Network Vision, a multi-year network enhancement project to improve network speed, quality and efficiency and consolidate their multiple network technologies, including the elimination of their narrow-band push-to-talk network, referred to as iDEN. Sprint expects the Network Vision deployment to reach 200 million people by the end of 2013.
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
CCL is a holding company with no operations or material assets other than the direct and indirect equity interests it holds in its subsidiaries. As a result, its ability to pay principal and interest on its indebtedness is dependent on the generation of cash flow by its subsidiaries and their ability to make such cash available to CCL by dividend, debt repayment or otherwise. The earnings and cash flow generated by CCL's subsidiaries will depend on their financial and operating performance, which will be affected by general economic, industry, financial, competitive, operating, legislative, regulatory and other factors beyond our control. Any payments of dividends, distributions, loans or advances to CCL by its subsidiaries could also be subject to restrictions on dividends under applicable local law in the jurisdictions in which such subsidiaries operate.
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
Our real property interests in the sites (other than the sites sub-leased under the Sprint Master Leases (as defined below) primarily consist of leaseholds and exclusive easements, as well as permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcies of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, would interfere with our ability to conduct our business and generate revenues. If a material number of the grantors of these rights elect not to renew their terms, our ability to conduct business and generate revenues could be adversely affected. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land or to renegotiate and extend the terms of the leases relating to such land. In some cases, other subsidiaries of CCIC have acquired certain third party land interests under certain of our sites as a result of negotiated transactions and we have entered into leases with such affiliates. Approximately 12% of our site rental gross margins for the nine months ended September 30, 2013 are derived from towers where the leases for the land interests under such towers have final expiration dates of less than ten years. If we are unable to retain rights to the land interests on which our towers reside, our business may be adversely affected.
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
Subject to certain cure, arbitration and other provisions, in the event of an uncured default under a Sprint Master Lease, Sprint may terminate the Sprint Master Lease as to the applicable sites. If we default under the Sprint Master Leases with respect to more than 20% of the Sprint Sites within any rolling five-year period, Sprint will have the right to terminate the Sprint Master Leases with respect to all Sprint Sites. If Sprint terminates Sprint Master Leases with respect to all of or a significant number of sites, we would lose all of our interests in those sites (which collectively represent approximately 68% of our sites as of September 30, 2013) and our ability to make payments on the 2012 Secured Notes would therefore be seriously impaired.
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
In addition to managing our operations, the Manager is currently party to, and may in the future enter into, separate management agreements with its other affiliates that own, lease and manage towers and other wireless communications sites. These other affiliates may be engaged in the construction, acquisition and leasing of wireless communication sites in proximity to the sites owned by us. As a result, the Manager may engage in business activities that are in competition with our business in respect of the sites, and the Manager may experience conflicts of interest in the management of the sites and such other sites. Pursuant to the Management Agreement, the Manager continues to be prohibited from soliciting lessees to transfer their tenant leases from sites owned, leased or managed by us to sites owned, leased or managed by our affiliates. However, there can be no assurance that the persons that control us, the Manager and those other affiliates will allocate their management efforts in such a way as to maximize the returns with respect to our sites, as opposed to maximizing the returns with respect to other sites. Pursuant to the proposed AT&T acquisition recently announced by CCIC, the Manager is expected to be involved with the integration of approximately 9,700 towers into the operations of certain CCIC subsidiaries that are separate from us, which will be a major undertaking and require significant time, resources and attention on the part of the Manager’s management team. Most of the lessees under the land sites are our affiliates. As a result, we and the Manager may experience conflicts of interest in the management of the land sites. Pursuant to the Management Agreement, the Manager agreed to manage the land sites in the same manner as if the lessees thereunder were not affiliates.
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

Although CCIC has chosen to commence the steps necessary to reorganize as a REIT for U.S. federal income tax purposes, CCIC may not be successful in completing the necessary steps to convert to a REIT effective January 1, 2014, or at all, or it may fail to remain qualified as a REIT in the future.
In September 2013, CCIC announced that it is commencing the steps necessary to reorganize to qualify as a REIT for U.S. federal income tax purposes. CCIC expects to elect REIT status beginning with the taxable year commencing January 1, 2014. We expect our assets and operations to be included in the REIT in connection with CCIC's REIT election. There are implementation and operational complexities to address in connection with converting to a REIT.
The timing and outcome of these matters may be outside CCIC's or our control. Further, changes in legislation or the federal tax rules could adversely impact CCIC's ability to convert to a REIT or the attractiveness of converting to a REIT. Similarly, even if CCIC is able to satisfy the existing REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to CCIC. Recent press reports have indicated that the Internal Revenue Service (the "IRS") has decided to study the current legal standards it uses to define "real estate" for purposes of the REIT provisions of the Internal Revenue Code (the "Code"). It is CCIC's understanding that the IRS intends to determine if any changes or refinements should be made to those current legal standards. Neither CCIC nor we can provide any assurance that the results of this IRS study will not affect CCIC's ability to qualify to be taxed as a REIT.
Even if the transactions necessary to implement REIT conversion are effected, CCIC's board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that such an election is not in the best interests of CCIC's stockholders. Neither CCIC nor we can provide any assurance as to if or when conversion to a REIT will be successful. Furthermore, if CCIC does convert, the effective date of the REIT conversion could be delayed beyond January 1, 2014.
Even if CCIC elects REIT status, it will need to continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it dividends to its stockholders and the ownership of its capital stock in order to maintain REIT status. Thus, compliance with these tests will require CCIC to refrain from certain activities and may hinder its ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by its taxable REIT subsidiaries ("TRS"), and to that extent limit its opportunities and its flexibility to change its business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if CCIC needs or requires the target company to comply with some REIT requirements prior to completing any such acquisition. In addition, a conversion to a REIT may result in investor pressures not to pursue growth opportunities that are not immediately accretive.
In addition, CCIC has no operating history as a REIT, nor does its senior management team have any experience operating a REIT. Neither CCIC nor we can assure you that our past experiences will be sufficient to operate successfully as a REIT.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	November 8, 2013	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 8, 2013	By:	/s/ Rob A. Fisher
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