Form 10-K
period 2013-12-31
CC Holdings GS V LLC
filed 2014-02-24
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 333-187970
 __________________________
CC HOLDINGS GS V LLC
(Exact name of registrant as specified in its charter)
 __________________________

Delaware	20-4300339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1220 Augusta Drive, Suite 600, Houston Texas 77057-2261
(Address of principal executive offices) (Zip Code)
(713) 570-3000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: NONE.
Securities Registered Pursuant to Section 12(g) of the Act: NONE.
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 31, 2013, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
Documents Incorporated by Reference: NONE.

The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) for Form 10-K and is therefore filing this Form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that are based on management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe,""expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections, and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts including the impact of Sprint decommissioning its iDEN networks, customer consolidation or ownership changes, or demand for our sites, (2) availability of cash flows and liquidity for, or plans regarding, future discretionary investments including: capital expenditures limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (3) anticipated growth in our future revenues, margins, and operating cash flows, (4) expectations regarding the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, and (5) the potential advantages, benefits or impact of, or opportunities created by, CCIC's conversion to a Real Estate Investment Trust ("REIT"), as such as a disregarded entity for U.S. federal income tax purposes, we will be part of the CCIC REIT.
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described under "Item 1A. Risk Factors" herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," "our company," "the company," or "us" as used in this Form 10-K refer to CC Holdings GS V LLC ("CCL") and its consolidated wholly-owned subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of CCIC.
PART I

Item 1.     Business
Overview
We are an indirect, wholly-owned subsidiary of CCIC, which is one of the largest owners and operators in the United States ("U.S.") of shared wireless infrastructure, including (1) towers and other structures, such as rooftops (collectively, "towers"), and to a lesser extent, (2) distributed antenna systems ("DAS"), a type of small cell network, and (3) interests in land under third party towers in various forms ("third party land interests'' and together with DAS and towers, "wireless infrastructure''). As of December 31, 2013, CCIC and its subsidiaries collectively owned, leased, or managed approximately 39,600 towers in the U.S., including Puerto Rico, and approximately 1,700 towers in Australia.
Our core business is providing access to certain shared wireless infrastructure sites ("sites") to wireless communications companies or other users ("lessees") via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "contracts" or "tenant leases"). Our sites can accommodate multiple customers for antennas or other equipment necessary for the transmission of signals for wireless communication devices. We seek to increase our site rental revenues by adding more tenants on our sites. Due to the relatively fixed nature of the costs to operate our sites, we expect increases in cash rental receipts from new tenant additions and the related subsequent impact from contracted escalations to result in growth in our operating cash flows.
Certain information concerning our business and organizational structure as of December 31, 2013 is as follows:

•	We owned, leased, or managed approximately 7,800 sites.

•	Approximately 62% and 78% of our sites are located in the 50 and 100 largest basic trading areas, respectively.

•
Approximately 68% of our sites are leased or subleased or operated and managed (the "Sprint Sites") pursuant to 32-year master leases (expiring in May 2037) (the "Sprint Master Leases") or other agreements with subsidiaries of Sprint.

•
The leases for land interests under our towers had an average remaining life (calculated by weighting the remaining term for each lease by its percentage of our total site rental gross margin) of approximately 25 years.

•
CCL is a single member limited liability company ("LLC") that is treated as a disregarded entity for U.S. federal income tax return filing purposes. Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. See "Item 7. MD&A—General Overview—CCIC REIT Election."

•
Our subsidiaries (other than Crown Castle GS III Corp.) were organized specifically to own, lease, and manage certain shared wireless infrastructure, such as sites or other structures, and have no employees.

•
Management services, including those functions reasonably necessary to maintain, market, operate, manage, or administer the sites, are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of CCIC, under a management agreement (the "Management Agreement"). The management fee under the Management Agreement is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.

Certain information concerning our customers and site rental contracts as of December 31, 2013 is as follows:

•
In general, our customers are primarily comprised of providers of wireless voice and data services who operate national or regional networks. Our four largest customers (Sprint, AT&T, T-Mobile, and Verizon Wireless) accounted for approximately 89% of our site rental revenues.

•	Our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year.

•
Our revenues typically result from long-term tenant leases with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our customers, and (4) contractual escalations of the rental price.

•
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of the tenant leases was approximately seven years (exclusive of renewals at the customers' option), representing approximately $4.7 billion of expected future cash inflows.

See "Item 7. MD&A—General Overview" for a further discussion of our business fundamentals.

Item 1A.     Risk Factors
You should carefully consider all of the risks discussed below, as well as the other information contained in this document when evaluating our business.
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
Demand for our wireless infrastructure depends on the demand for antenna space from our customers, which, in turn, depends on the demand for wireless voice and data services by their customers. The willingness of our customers to utilize our wireless infrastructure, or renew or extend existing contracts on our wireless infrastructure, is affected by numerous factors, including:
•consumer demand for wireless services;
•availability or capacity of our wireless infrastructure or associated land interests;
•location of our wireless infrastructure;
•financial condition of our customers, including their availability or cost of capital;
•willingness of our customers to maintain or increase their capital expenditures;
•increased use of network sharing, roaming, joint development, or resale agreements by our customers;
•mergers or consolidations among our customers;
•changes in, or success of, our customers' business models;
•governmental regulations, including local or state restrictions on the proliferation of wireless infrastructure;
•cost of constructing wireless infrastructure;

•
technological changes including those affecting (1) the number or type of wireless infrastructure or other communications sites needed to provide wireless communications services to a given geographic area or (2) the obsolescence of certain existing wireless networks; or

•our ability to efficiently satisfy our customers' service requirements.
A slowdown in demand for wireless communications or our wireless infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our wireless infrastructure.
Historically, the amount of our customers' network investment is cyclical and has varied based upon the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our wireless infrastructure. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies, including with respect to the use of small cell networks, or plans to expand coverage or capacity may reduce demand for our wireless infrastructure. Furthermore, the wireless communication industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless services or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact the wireless communications industry, which may materially and adversely affect our business, including by reducing demand for our wireless infrastructure. In addition, a slowdown may increase competition for site rental customers. A wireless communications industry slowdown or a reduction in carrier network investment may materially and adversely affect our business.
A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation, or financial instability of any of our limited number of customers may materially decrease revenues or reduce demand for our wireless infrastructure.
For the year ended December 31, 2013, approximately 89% of our site rental revenues were derived from Sprint, AT&T, T-Mobile, and Verizon Wireless, which represented 42%, 20%, 17%, and 10%, respectively, of our site rental revenues, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013) and AT&T's pending acquisition of Leap Wireless. The loss of any one of our large customers as a result of consolidation,merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers, or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts, and customer relationships intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. In addition to our four largest customers in the U.S., we also derive a portion of our revenues, and anticipate that a portion of our future growth will be derived from customers offering or contemplating offering emerging wireless services; however, such customers are smaller or have less financial resources than our four largest customers, have business models which may not be successful, or may require additional capital.

Such consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example where they are co-residents on a tower, which may result in the termination or non-renewal of the customer contracts and impact revenues from our wireless infrastructure. We expect that any termination of customer contracts as a result of this potential consolidation would be spread over multiple years as existing contracts expire. In addition, consolidation may result in a reduction in such customers' future capital expenditures in the aggregate because their expansion plans may be similar. Wireless carrier consolidation could decrease the demand for our wireless infrastructure, which in turn may result in a reduction in our revenues or cash flows. See note 11 to our consolidated financial statements for a discussion of recently completed or pending customer consolidations. See "Item 7. MD&A—General Overview" for further discussion of our customers' network enhancement deployments and any related non-renewal of customer contracts.
Our ability to repay the principal under our 2012 Secured Notes on or prior to the relevant maturity date will be subject to a number of factors outside our control.
The indenture governing our $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 (collectively, the "2012 Secured Notes"), requires us to repay the principal under each series of the 2012 Secured Notes by the date such notes mature. We currently expect to distribute a substantial portion of our cash flow to our parent as dividends. Therefore, our ability to repay the principal under the 2012 Secured Notes on or prior to the date such notes mature depends upon our ability either to refinance the indebtedness under such notes or to sell our interests in the sites for an amount that is sufficient to repay the notes in full with interest. Our ability to achieve either of these goals will be affected by a number of factors, including the availability of credit for wireless communications sites, the fair market value of the sites, our equity in the sites, our financial condition, the operating history of the sites, tax laws, or general economic conditions. Since the current term of the tenant leases as of the date of this filing will have substantially expired by the date each series of the 2012 Secured Notes mature, our ability to sell or refinance at such date will also be affected by the degree of our success in extending existing tenant leases or obtaining new tenant leases as those remaining terms expire. In addition, neither the trustee for the 2012 Secured Notes nor any of its respective affiliates or any other person is obligated to provide the funds to refinance the 2012 Secured Notes.
CCL is a holding company, and therefore its ability to repay its indebtedness is dependent on cash flow generated by its subsidiaries and their ability to make distributions to CCL.
CCL is a holding company with no operations or material assets other than the direct or indirect equity interests it holds in its subsidiaries. As a result, its ability to pay principal and interest on its indebtedness is dependent on the generation of cash flow by its subsidiaries and their ability to make such cash available to CCL by dividend, debt repayment, or otherwise. The earnings and cash flow generated by CCL's subsidiaries will depend on their financial and operating performance, which will be affected by general economic, industry, financial, competitive, operating, legislative, regulatory, or other factors beyond our control. Any payments of dividends, distributions, loans, or advances to CCL by its subsidiaries could also be subject to restrictions on dividends under applicable local law in the jurisdictions in which such subsidiaries operate.
In the event that CCL does not receive distributions from its subsidiaries, or to the extent that the earnings from, or other available assets of, such subsidiaries are insufficient, CCL may be unable to make payments on its indebtedness. Furthermore, Crown Castle GS III Corp., the co-issuer of the 2012 Secured Notes, has no assets, conducts no operations, and has no independent ability to service the interest and principal obligations under the 2012 Secured Notes.
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
Our growth is dependent on entering into new tenant leases as well as renewing or renegotiating tenant leases when existing tenant leases terminate. We face competition for site rental customers from various sources, including:

•	other independent wireless infrastructure owners or operators, including sites, rooftops, water towers, small cells, broadcast towers, or utility poles;

•	wireless carriers that own and operate their own wireless infrastructure and lease antenna space to other wireless communication companies; or
•new alternative deployment methods in the wireless communication industry.
Certain wireless carriers that own and operate their own wireless infrastructure portfolios are generally larger than we are or have greater financial resources than we do. Competition in our industry may make it more difficult for us to attract new customers, maintain, or increase our gross margins or maintain or increase our market share.

New technologies may significantly reduce demand for our sites or negatively impact our revenues.
Improvements in the efficiency of wireless networks could reduce the demand for our sites. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers, may reduce the need for our wireless infrastructure. In addition, other technologies, such as WiFi, DAS, femtocells, other small cell networks, or satellite(such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for or alternatives to leasing that might otherwise be anticipated or expected on our wireless infrastructure had such technologies not existed. Any significant reduction in wireless infrastructure leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.
There can be no assurances that new wireless services or technologies will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand or customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities or demand for our wireless infrastructure as a result of such technologies may not be realized at the times or to the extent anticipated.
If we fail to retain rights to our wireless infrastructure, including the land interests under our towers, our business may be adversely affected.
Our real property interests in the sites (other than the sites sub-leased under the Sprint Master Leases) consist of leaseholds and exclusive easements, as well as permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcies of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, may interfere with our ability to conduct our business or generate revenues. If a material number of the grantors of these rights elect not to renew their terms, our ability to conduct business or generate revenues could be adversely affected. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. In some cases, other subsidiaries of CCIC have acquired certain third party land interests under certain of our sites as a result of negotiated transactions, and we have entered into leases with such affiliates. Approximately 12% of our site rental gross margins for the year ended December 31, 2013 are derived from towers where the leases for the land interests under such towers have final expiration dates of less than ten years. If we are unable to retain rights to the land interests on which our towers reside, our business may be adversely affected.
Approximately 68% of our sites are Sprint Sites. CCIC, through its subsidiaries (including us), has the option to purchase in 2037 all of the leased or subleased Sprint Sites (as well as other Sprint sites leased or subleased by other subsidiaries of CCIC) from Sprint for approximately $2.3 billion. The option to purchase these Sprint Sites is not a firm commitment and is not required. CCIC may not have the required available capital to exercise such right to purchase these sites at the time this option is exercisable. Even if CCIC does have available capital, it may choose not to exercise its right to purchase such sites for business or other reasons. In the event that CCIC does not exercise these purchase rights, or is otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that CCIC decides to exercise these purchase rights, the benefits of the acquisition of the applicable sites may not exceed the costs, which could adversely affect our business.
Failure on our part to cause the performance of our obligations as landlords under tenant leases could lead to abatement of rent or termination of tenant leases.
The vast majority of our tenant leases are not net leases. Accordingly, each subsidiary of ours that acts as a landlord is responsible for ensuring the maintenance and repair of its sites and for other obligations and liabilities associated with its sites, such as the payment of real estate taxes related to the tower, ground lease rents, the maintenance of insurance or environmental compliance and remediation. The failure of such subsidiary to cause the performance of the landlord's obligations under a tenant lease could entitle the related lessee to an abatement of rent or, in some circumstances, could result in a termination of the tenant lease. Because we have no employees of our own, as further discussed herein, the Manager (as defined below) is responsible for carrying out the landlord's responsibilities under the tenant leases. An unscheduled reduction or cessation of payments due under a tenant lease may result in a reduction of the amounts available to make payments on the 2012 Secured Notes.
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
Certain of the towers leased from Sprint are located on land leased from third parties under ground leases. Global Signal Acquisitions II LLC, our subsidiary ("Global Signal Acquisitions II"), subleases these sites from bankruptcy remote subsidiaries of Sprint. If one of these Sprint subsidiaries nevertheless becomes a debtor in a bankruptcy proceeding and is permitted to reject the underlying ground lease, Global Signal Acquisitions II could lose its interest in the applicable sites. If Global Signal Acquisitions II were to lose its interest in the applicable sites or if the applicable ground leases were to be terminated, we would lose the cash flow derived from the towers on those sites, which may have a material adverse effect on our business. We have similar bankruptcy risks with respect to sites that we operate under management agreements.
Our failure to comply with our covenants in the Sprint Master Leases, including our obligation to timely pay ground lease rent, could result in an event of default under the applicable Sprint Master Leases, which would adversely impact our business.
Subject to certain cure, arbitration, or other provisions, in the event of an uncured default under a Sprint Master Lease, Sprint may terminate the Sprint Master Lease as to the applicable sites. If we default under the Sprint Master Leases with respect to more than 20% of the Sprint Sites within any rolling five-year period, Sprint will have the right to terminate the Sprint Master Leases with respect to all Sprint Sites. If Sprint terminates Sprint Master Leases with respect to all of or a significant number of sites, we would lose all of our interests in those sites (which collectively represent approximately 68% of our sites as of December 31, 2013) and our ability to make payments on the 2012 Secured Notes would therefore be seriously impaired.
We have no employees of our own and hence are dependent on the Manager for the conduct of our operations. Any failure of the Manager to continue to perform in its role as manager of the sites could have a material adverse impact on our business.
As described herein, all of the sites continue to be managed by the "Manager," which is CCUSA. The Manager continues to be responsible for causing maintenance to be carried out in a timely fashion, carrying out the landlord's responsibilities under the tenant leases, and marketing the site spaces. Management errors may adversely affect the revenue generated by the sites. In addition, the Manager's performance continues to depend to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support, legal, or finance personnel, some of whom may be difficult to replace. The Manager does not have employment agreements with any of its employees, and no assurance can be given that the services of such personnel will continue to be available to the Manager. Furthermore, the Manager does not maintain key man life insurance policies on its executives that would adequately compensate it for any loss of services of such executives. The loss of the services of one or more of these executives could have a material adverse effect on the Manager's ability to manage our operations.
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
In addition to managing our operations, the Manager is currently party to, and may in the future enter into, separate management agreements with its other affiliates that own, lease, and manage towers or other wireless communications sites. These other affiliates may be engaged in the construction, acquisition, or leasing of wireless communication sites in proximity to the sites owned by us. As a result, the Manager may engage in business activities that are in competition with our business in respect of the sites, and the Manager may experience conflicts of interest in the management of the sites and such other sites. Pursuant to the Management Agreement, the Manager continues to be prohibited from soliciting lessees to transfer their tenant leases from sites owned, leased, or managed by us to sites owned, leased or managed by our affiliates. However, there can be no assurance that the persons that control us, the Manager, or those other affiliates will allocate their management efforts in such a way as to maximize the returns with respect to our sites, as opposed to maximizing the returns with respect to other sites. In connection with CCIC's recently completed acquisition of towers from AT&T, the Manager is currently involved with the integration of approximately 9,700 towers into the operations of certain CCIC subsidiaries that are separate from us, which is a major undertaking and will require significant time, resources, and attention on the part of the Manager’s management team. Most of the lessees under the sites are our affiliates. As a result, we and the Manager may experience conflicts of interest in the management of the land sites. Pursuant to the Management Agreement, the Manager has agreed to manage the sites in the same manner as if the lessees thereunder were not affiliates.
Our affiliates may also engage in the acquisition of wireless communications sites. In addition, we may, subject to certain restrictions on affiliate transactions in the indenture governing the 2012 Secured Notes, enter into arms-length transactions with our affiliates to acquire land under our sites. There can be no assurance that the persons that control us will allocate potential opportunities in such a way as to maximize the returns with respect to our sites, as opposed to maximizing the returns for our affiliates.
If radio frequency emissions from wireless handsets or equipment on our wireless infrastructure are demonstrated to cause negative health effects, potential future claims could adversely affect our operations, costs, or revenues.
The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future or that the results of such studies will not be adverse to us.
Public perception of possible health risks associated with cellular or other wireless communications may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless communications services. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs or revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.
If we fail to comply with laws or regulations which regulate our business and which may change at any time, we may be fined or even lose our right to conduct some of our business.
A variety of federal, state, local, and foreign laws and regulations apply to our business. Failure to comply with applicable requirements may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including state and local tax laws, will not adversely affect our business, increase delays or result in additional costs. These factors may have a material adverse effect on us.
CCIC’s failure to qualify or remain qualified to be taxed as a REIT would result in its inability to deduct dividends to stockholders when computing its taxable income, which could reduce our available cash or subject us to income taxes.
Effective January 1, 2014, CCIC commenced operating as a REIT for federal tax purposes. As a REIT, CCIC will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. As a REIT, CCIC may still be subject to certain federal, state, local, and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property, and transfer taxes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT.
CCIC has received opinions from special REIT tax counsel ("Special Tax Counsel") to the effect that it is organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that its method of operation enables it to meet the requirements for qualification and taxation as a REIT commencing with the taxable year ending December 31, 2014. While CCIC intends to operate so that it qualifies as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in circumstances, no assurance can be given by Special Tax Counsel or by CCIC or us that CCIC will qualify as a REIT for any particular year. As such, we cannot guarantee that CCIC will qualify or remain so qualified.
As a REIT, CCIC will need to continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it dividends to its stockholders, and the ownership of its capital stock in order to maintain REIT status. Compliance with these tests will require CCIC to refrain from certain activities and may hinder its ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by its taxable REIT subsidiaries ("TRSs"), and to that extent limit its opportunities and its flexibility to change its business strategy. Furthermore, acquisition opportunities in domestic or international markets may be adversely affected if CCIC needs or requires the target company to comply with some REIT requirements prior to completing any such acquisition. In addition, a conversion to a REIT may result in investor pressures not to pursue growth opportunities that are not immediately accretive.
In addition, CCIC has no operating history as a REIT, and its senior management team has limited experience operating a REIT. Neither CCIC nor we can assure you that our past experiences will be sufficient to operate successfully as a REIT.
Available Information
CCIC maintains an internet website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) (the "Exchange Act") are made available, free of charge, through the investor relations section of CCIC's internet website at http://investor.crowncastle.com or at the SEC's website at http://sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read or copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Towers are vertical metal structures generally ranging in height from 50 to 500 feet. Our towers are located on tracts of land with an average size of approximately 20,000 square feet. These tracts of land support the towers, equipment shelters and, where applicable, guyed wires to stabilize the structure. As of December 31, 2013, the average number of tenants (defined as a unique license and any related amendments thereto for count purposes) per site is approximately 2.8 on our sites. Substantially all of our towers can accommodate additional tenancy either as currently constructed or with appropriate modifications to the structure.
See "Item 1. Business—Overview" for information regarding our wireless infrastructure portfolio and for a discussion of the location of our towers, including the percentage of our towers in the top 50 and 100 BTAs. See "Item 7. MD&A—General Overview" for information on land interests under our sites as of December 31, 2013.

Item 3.     Legal Proceedings
We are periodically involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings arising in the ordinary course of business involve disputes with landlords, vendors, collection matters involving bankrupt customers, zoning or variance matters, condemnation, or wrongful termination claims. While the outcome of these matters cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

Item 4.     Mine Safety Disclosures
N/A

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our equity is not publicly traded. Our only member is GSOP, a wholly-owned indirect subsidiary of CCIC. During 2013, 2012, and 2011, we recorded equity distributions of amounts due to GSOP of $251.0 million, $362.4 million, and $127.1 million, respectively. In addition, during 2013, 2012, and 2011, we recorded non-cash equity contributions of $27.0 million, $8.9 million, and $22.9 million, respectively, primarily related to our use of net operating losses from other members of CCIC's federal consolidated group.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, lease, and manage approximately 7,800 sites located across the United States. See"Item 1—Business" for additional information regarding our sites and contracts. The following are certain highlights of our business fundamentals as of and for the year ended December 31, 2013:

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our towers will result from (1) next generation technologies, (2) continued development of mobile internet applications, (3) adoption of other emerging and embedded wireless devices, (4) increasing smartphone penetration, (5) wireless carrier focus on expanding quality and capacity, or (6) the availability of additional spectrum.

◦	Substantially all of our towers can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers are expected to continue to invest in their networks.

◦
Our site rental revenues grew approximately $9.2 million, or 2%, from full year 2012 to full year 2013. Our 2013 site rental revenue growth was impacted by the fact that we have effectively pre-sold via a firm contractual commitment a significant portion of the modification of the existing installations relating to certain LTE upgrades. We have done so by increasing the future contracted revenue including a higher than typical escalation over a period of time, typically a three to four year period (as evidenced by a weighted-average escalation (weighted on revenues) of approximately 4%). As a result, for any given period, the increase in cash revenue may not translate into a corresponding increase in reported revenues from the application of straight-line revenue recognition. See note 2 to our consolidated financial statements.

◦
We do not expect any of our customers' network enhancement deployments, recent customer consolidations, or any related non-renewal of customer contracts anticipated in 2014 and 2015 will have a material adverse effect on our operations and cash flows for 2014 and subsequent periods. This includes Sprint's Network Vision, a multi-year network enhancement project to improve network speed, quality, and efficiency and consolidate Sprint's multiple network technologies, including the elimination of their narrow-band push-to-talk network (referred to as iDEN) and the corresponding non-renewal of iDEN leases.

•	Organizational Structure

◦
CCL is a single member LLC that is treated as a disregarded entity for U.S. federal income tax return filing purposes. Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. See "Item 7. MD&A—General Overview—CCIC REIT Election."

◦
Our subsidiaries (other than Crown Castle GS III Corp.) were organized specifically to own, lease, and manage certain shared wireless infrastructure, such as towers or other structures, and have no employees.

◦
Management services, including those functions reasonably necessary to maintain, market, operate, manage, or administer the sites, are performed by CCUSA. The management fee under the Management Agreement is equal to 7.5% of our "Operating Revenues," as defined under the Management Agreement.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases was approximately seven years (exclusive of renewals at the customers' option) representing approximately $4.7 billion of expected future cash inflows.

•	Revenue predominately from large wireless carriers.

◦
Sprint, AT&T, T-Mobile, and Verizon Wireless accounted for approximately 89% of our site rental revenues, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's pending acquisition of Leap Wireless. See "Item 1A—Risk Factors" herein and note 11 to our consolidated financial statements.

◦	The average number of tenants per site was approximately 2.8.

•	Majority of land interests under our wireless infrastructure are under long-term control

◦
Approximately nine-tenths and one-half of our site rental gross margin is derived from sites that we own or control for greater than 10 and 20 years, respectively. The aforementioned include sites that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately one-seventh of our site rental gross margin.

◦
The leases for land interest under our towers had an average remaining life (calculated by weighting the remaining term for each lease by its percentage of our total site rental gross margin) of approximately 25 years.

◦
Approximately 16% of our site rental cost of operations represents ground lease payments to an affiliate of ours. Such affiliate acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our cash operating expenses tend to escalate at approximately the rate of inflation and are not typically influenced by new tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were approximately 1% of net revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of the 2012 Secured Notes, which were issued to refinance our 7.75% secured notes due 2023 ("7.75% Secured Notes").

◦
In January 2013, we completed the redemption of our then outstanding 7.75% Secured Notes, utilizing $316.6 million of restricted cash which resulted in a loss of $18.1 million ("January 2013 Redemption").

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $296.4 million.

◦	We believe our business can be characterized as a stable cash flow stream, which we expect to grow as a result of anticipated demand on our wireless infrastructure and contractual escalators.
CCIC REIT Election
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, CCIC will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. CCIC may still be subject to certain federal, state, local and foreign taxes on its income or assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property, and transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as REIT. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT.
In connection with CCIC completing the steps necessary to qualify to operate as a REIT, in December 2013, we de-recognized our previously recorded U.S. federal and state net deferred tax assets and liabilities because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. As a result of the de-recognition of the aforementioned net deferred tax assets and liabilities, we also recorded a corresponding net non-cash income tax benefit of $391.7 million. See notes 8 and 14 to our consolidated financial statements for more information on CCIC's REIT election and its impact on CCL.

Results of Operations
The following discussion of our results of operations should be read in conjunction with "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") which requires us to make estimates and judgments that affect the reported amounts. See "MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 2 to our consolidated financial statements.
Comparison of Consolidated Results
The following is a comparison of our 2013, 2012 and 2011 consolidated results of operations:

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(In thousands of dollars)
Site rental revenues	$604,097	$594,903	$540,052	2%	10%

Operating expenses:
Costs of operations(a)(b)	178,678	175,508	172,534	2%	2%
Management fee(b)	40,561	38,693	36,606	5%	6%
Asset write-down charges	5,729	3,459	11,715	*	*
Depreciation, amortization and accretion	197,325	189,238	191,032	4%	(1)%
Total operating expenses	422,293	406,898	411,887	4%	(1)%
Operating income (loss)	181,804	188,005	128,165	(3)%	47%
Interest expense and amortization of deferred financing costs(b)	(58,375)	(104,198)	(98,955)	(44)%	5%
Gain (loss) on retirement of long-term obligations	(18,103)	(67,210)	—	*	*
Other income (expense)	50	84	(20)	*	*
Income (loss) before income taxes	105,376	16,681	29,190	*	*
Benefit (provision) for income taxes	348,443	(9,536)	(10,926)	*	*
Net income (loss)	$453,819	$7,145	$18,264	*	*
____________________

*	Percentage is not meaningful.

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the Management Fee.

(b)	Inclusive of related parties transactions.
Years Ended December 31, 2013 and 2012
Site rental revenues for 2013 increased by $9.2 million, or 2%, from 2012. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of customer contracts, escalations and cancellations of customer contracts. Tenant additions were influenced by the growth in the wireless communications industry. See also "MD&A—General Overview."
Site rental gross margins for 2013 increased by $6.0 million, or 1%, from 2012. The increase in the site rental gross margins was related to the previously mentioned 2% increase in site rental revenues, partially offset by increased ground lease expenses.
The management fee for the year ended December 31, 2013 increased by $1.9 million, or 5%, from the year ended December 31, 2012, but remained 7% of total net revenues. The management fee is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.
Interest expense and amortization of deferred financing costs decreased as a result of the refinancing of the 7.75% Secured Notes with the 2012 Secured Notes, including the impact of (1) the lower interest rate, (2) the increase of $300 million in principal, and (3) the timing of the January 2013 Redemption and the issuance of the 2012 Secured Notes (which occurred in December 2012).
During 2012, we purchased a portion of the 7.75% Secured Notes with proceeds from the 2012 Secured Notes, which resulted in a loss of $67.2 million. The Company completed the January 2013 Redemption, utilizing $316.6 million of restricted cash which resulted in a loss of $18.1 million.

Benefit (provision) for income taxes for the year ended December 31, 2013 was a benefit of $348.4 million compared to a provision of $9.5 million for the year ended December 31, 2012. For 2013, the effective tax rate differs from the federal statutory rate predominantly due to the de-recognition of net deferred taxes in connection with CCIC completing the steps necessary to qualify to operate as a REIT effective January 1, 2014, resulting in a non-cash income tax benefit of $391.7 million. The effective tax rate for the year ended December 31, 2012 differs from the federal statutory rate predominately due to state tax expense. See "MD&A—General Overview" and note 8 to our consolidated financial statements.
Net income for the year ended December 31, 2013 was $453.8 million, compared to net income of $7.1 million for the year ended December 31, 2012, which was predominantly due to the change in benefit (provision) from income taxes as discussed above, a decrease in interest expense and amortization of deferred financing costs, and a decrease in loss on retirement of debt.
Years Ended December 31, 2012 and 2011
Site rental revenues for the year ended December 31, 2012 increased by $54.9 million, or 10%. This increase in site rental revenues was impacted by the following in no particular order: new tenant additions across our entire portfolio, renewal of customer contracts, escalations, and cancellations of customer contracts. Tenant additions were influenced by the previously mentioned growth in the wireless communications industry.
Site rental gross margins for 2012 increased by $51.9 million, or 14%, from 2011. The increase in the site rental gross margins was related to the previously mentioned 10% increase in site rental revenues. Site rental gross margins for 2012 increased primarily as a result of the high incremental margins associated with tenant additions given the relatively fixed costs to operate a tower. The $51.9 million incremental margin represents 95% of the related increase in site rental revenues.
The management fee for the year ended December 31, 2012 increased by $2.1 million, or 6%, from the year ended December 31, 2011 but remained 7% of total net revenues. The management fee is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.
Interest expense increased as a result of the timing of the refinancing of the 7.75% Secured Notes, as the redemption of the 7.75% Secured Notes with a face value of $294.4 million did not occur until January 2013 using proceeds from the 2012 Secured Notes issued in December 2012.
During 2012, we purchased a portion of the 7.75% Secured Notes with proceeds from the 2012 Secured Notes, which resulted in a loss of $67.2 million.
Benefit (provision) for income taxes for the year ended December 31, 2012 was a provision of $9.5 million compared to a provision of $10.9 million for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2012 differs from the federal statutory rate predominately due to state tax expense. See note 8 to our consolidated financial statements.
Net income for the year ended December 31, 2012 was $7.1 million, an decrease of $11.2 million from income of $18.3 million for the year ended December 31, 2011, which was predominantly due to a loss on retirement of debt, partially offset by growth in our business.

Liquidity and Capital Resources
Overview
General. We believe our business can be characterized as a stable cash flow stream, which is generated by revenues under long-term contracts. Historically, our net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures. For the foreseeable future, we expect to continue to generate net cash provided by operating activities (exclusive of movements in working capital) if we realize expected growth in our business that exceeds our capital expenditures. We seek to allocate the net cash provided by our operating activities in a manner that we believe drives value for our member and ultimately CCIC, including (1) activities to enhance operating results, such as capital expenditures to accommodate additional tenants and (2) distributing all of our excess cash to our member and ultimately other subsidiaries of CCIC. Historically, CCIC has typically invested the distributed cash into activities such as (in no particular order) purchasing its common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving or structurally enhancing its existing wireless infrastructure, including with respect to our sites or purchasing, repaying or redeeming its debt.

Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. Historically, we have paid, and we expect to continue to pay, minimal cash income taxes as a result of CCIC's available net operating loss carryforwards ("NOLs") and its recent REIT election. See "Item 7. MD&A—General Overview."
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2013:

December 31, 2013
(In thousands of dollars)
Cash and cash equivalents	$31,036
Debt and other long-term obligations	1,500,000
Total equity	2,593,366
Long-term Strategy. We may increase our debt in nominal dollars, subject to the provisions of the 2012 Secured Notes outstanding and various other factors, such as the state of the capital markets and CCIC's targeted capital structure including with respect to leverage ratios. From a cash management perspective, we currently distribute cash on hand above amounts required pursuant to the Management Agreement to our indirect parent, CCIC. If any future event would occur that would leave us with a deficiency in our operating cash flow, while not required, CCIC may contribute cash back to us.
See note 5 to our consolidated financial statements for additional information regarding our debt.
Summary Cash Flows Information

	Years Ended December 31,
	2013	2012	2011
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$296,359	$192,363	$165,850
Investing activities	(86,546)	(52,435)	(35,966)
Financing activities	(178,777)	(139,928)	(129,884)
Net increase (decrease) in cash and cash equivalents	$31,036	$—	$—
Operating Activities
The increase in net cash provided by operating activities for 2013 of $104.0 million, or 54%, from 2012 was due primarily to our refinancing of our 7.75% Secured Notes, which resulted in lower cash interest payments, a decrease in restricted cash, and other working capital fluctuations. The change from 2011 to 2012 was due primarily to growth in our site rental business partially offset by changes in working capital. Changes in working capital and particularly changes in deferred site rental receivables, deferred rental revenues, accrued interest, or prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments or receipts. We expect net cash provided by operating activities for the year ended December 31, 2013 will be sufficient to cover the next 12 months of our expected debt service obligations and capital expenditures. We expect to grow our net cash provided by operating activities in the future (exclusive in working capital) if we realize expected growth in our business.

Investing Activities
Capital Expenditures. We categorize our capital expenditures as sustaining or discretionary. Sustaining capital expenditures primarily include capitalized costs related to maintenance activities on our towers which are generally related to replacements or upgrades that extend the life of the asset. Discretionary capital expenditures, which we also commonly refer to as "revenue-generating capital expenditures," typically include tower improvements or structural enhancements in order to support additional site rentals. Other than sustaining capital expenditures, our capital expenditures are discretionary and are made with respect to activities we believe exhibit sufficient potential to improve our long-term results of operation. Such decisions are influenced by the availability and cost of capital and expected returns on alternative investments.
A summary of our capital expenditures for the last three years is as follows:

	For Years Ended December 31,
	2013	2012	2011
	(In thousands of dollars)
Site construction and improvements (a)	$82,053	$45,753	$29,054
Sustaining	4,732	6,689	4,587
Total	$86,785	$52,442	$33,641

(a)
Capital expenditures for tower improvements vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation, or (3) changes in structural engineering regulations and our internal structural standards.

Financing Activities
The net cash flows used for financing activities in the year ended December 31, 2013 are related to the issuance of $1.5 billion of the 2012 Secured Notes and the January 2013 Redemption, which was funded using restricted cash, as described below. See notes 5 and 12 to our consolidated financial statements for a discussion of the January 2013 Redemption, which resulted in a loss on the retirement of debt in 2013 of approximately $18.1 million. The net cash flows used for financing activities in the years ended December 31, 2012 and 2011 predominately consisted of the continued practice of distributing all excess cash to our member and ultimately other subsidiaries of CCIC. See note 6 of our consolidated financial statements for disclosure of the equity contributions and distributions related to NOLs from related members outside of our consolidated subsidiaries and distributions of excess cash to subsidiaries of CCIC.
Restricted Cash. Pursuant to the indenture governing our previously outstanding 7.75% Secured Notes, all rental cash receipts were restricted and held by an indenture trustee. The restricted cash in excess of required balances was subsequently released to us in accordance with the terms of the indenture governing the 7.75% Secured Notes. As of December 31, 2012, restricted cash included $316.6 million of cash held by the trustee in connection with the January 2013 Redemption. Following the January 2013 Redemption, the remaining restricted cash was released to the Company.
See also notes 2 and 5 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2013. These contractual cash obligations relate primarily to our 2012 Secured Notes and lease obligations for land interests under our towers.

	Years Ending December 31,
Contractual Obligations (a)	2014	2015	2016	2017	2018	Thereafter	Totals
	(In thousands of dollars)
Debt	$—	$—	$—	$500,000	$—	$1,000,000	$1,500,000
Interest payments on debt	50,395	50,395	50,395	50,395	38,490	173,205	413,275
Lease obligations(b)	125,913	127,639	129,583	131,198	132,370	1,677,978	2,324,681
Total contractual obligations	$176,308	$178,034	$179,978	$681,593	$170,860	$2,851,183	$4,237,956

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2013, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $127 million. As of December 31, 2013, the net present value of these asset retirement obligations was approximately $23.0 million.

•	We are contractually obligated to pay or reimburse others for property taxes related to our wireless infrastructure. See note 9 to our consolidated financial statements.

•
We have the option to purchase approximately 68% of our sites that are leased or subleased or operated and managed under master leases and subleases with Sprint at the end of their lease term. Such purchase options are not firm commitments and are not required. See note 1 to our consolidated financial statements for further discussion.

(b)	Amounts relate primarily to lease obligations for the land interests on which our towers resides. See note 10 to our consolidated financial statements.
Debt Restrictions
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to our ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, we may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the 2012 Secured Notes indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2013, our Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which we would expect would currently restrict our ability to incur unsecured debt or issue additional notes. We are not restricted in our ability to distribute cash to affiliates or issue dividends to our parent.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
The following is a discussion of the accounting policies and estimates that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2013 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.
Revenue Recognition. Our revenue consists solely of site rental revenues, which are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases) or rent free periods, the effect is recognized on a straight-line basis over the fixed, non-cancelable term of the contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "deferred site rental receivables and other current assets." Amounts billed or received prior to being earned, commonly referred to as prepaid rent, are deferred and reflected in "deferred revenues" and "deferred ground lease payable, above-market leases and other liabilities." See note 2 to our consolidated financial statements.
Accounting for Long-Lived Assets—Valuation. As of December 31, 2013, our largest assets were our site rental contracts and customer relationships and goodwill (approximately $1.4 billion and $1.3 billion in net book value, respectively, resulting predominately from the merger of Global Signal with and into a subsidiary of CCIC in 2007), followed by our $1.1 billion in net book value of property and equipment, which predominately consists of sites. Nearly all of our identifiable intangibles relate to the site rental contracts and customer relationships intangible assets. See note 2 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. The fair value of the vast majority of our assets and liabilities is determined by using either:

(1)	estimates of replacement costs (for tangible fixed assets such as towers), or

(2)	discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and customer relationships and above-market and below-market leases).

The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization and accretion expense. The most important estimates for measurement of tangible fixed assets are: (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality, and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing, length, and amount of cash flows including estimates regarding customer renewals and cancellations.
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases or easements, to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, (3) discount rates, and (4) the probability of enforcement to remove the wireless infrastructure or remediate the land. See note 2 to our consolidated financial statements.
Accounting for Long-Lived Assets—Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization, and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our wireless infrastructure which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the lease (including optional renewals) for the land interests under the wireless infrastructure.
The useful life of our intangible assets is estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible assets is limited by the maximum depreciable life of the wireless infrastructure (20 years), as a result of the interdependency of the wireless infrastructure and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value of the site rental contracts and customer relationships which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the wireless infrastructure.
Accounting for Long-Lived Assets—Impairment Evaluation—Intangibles. We review the carrying values of property and equipment, intangible assets, or other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships:

(1)	we pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups, and

(2)	we separately pool site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate.
We first pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view wireless infrastructure as portfolios and wireless infrastructure in a given portfolio and its related customer contracts are not largely independent of the other wireless infrastructure in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of wireless infrastructure, (2) the interdependencies of wireless infrastructure portfolios, and (3) the manner in which wireless infrastructure is traded in the marketplace. The vast majority of our site rental contracts and customer relationships intangible assets and property and equipment are pooled into the U.S. owned wireless infrastructure group. Secondly, and separately, we pool site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and customer relationships intangible assets to the underlying contracts and related customer relationships acquired.

Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our wireless infrastructure or (2) our customer relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our wireless infrastructure or (2) our ability to derive benefit from our existing customer relationships, including events such as bankruptcy or insolvency or loss of a significant customer. During the periods presented, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
If the sum of the estimated future cash flows (undiscounted) from an asset, or portfolio group, significant customer or customer group (for individually insignificant customers), as applicable, is less than its carrying amount, an impairment loss may be recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our wireless infrastructure and (2) estimates regarding customer cancellations and renewals of contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results, or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.
When grouping assets into pools for purposes of impairment evaluation, we also consider individual sites within a grouping for which we currently have no tenants. Approximately 3% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the individual tower site demographics. We estimate, based on current visibility, potential tenants on over half of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual sites and all other possible avenues for recovering the carrying value has been exhausted, including sale of the asset, we appropriately reduce the carrying value of such assets.
Accounting for Long-Lived Assets—Impairment Evaluation—Goodwill. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. Otherwise the two-step goodwill impairment test is not required. We have one reporting unit for goodwill impairment testing. We performed our annual goodwill impairment test as of October 1, 2013, which resulted in no impairments.
Deferred Income Taxes. We record deferred income tax assets and liabilities on our consolidated balance sheet related to events that impact our financial statements and tax returns in different periods. In order to compute these deferred tax balances, we first analyze the differences between the book basis and tax basis of our assets and liabilities (referred to as "temporary differences"). These temporary differences are then multiplied by current tax rates to arrive at the balances for the deferred income tax assets and liabilities. A valuation allowance was provided on deferred tax assets that do not meet the "more likely than not" realization threshold. We recognized a tax position if it is more likely than not it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. If our expectations about the future tax consequences of past events should prove to be inaccurate, the balances of our deferred income tax assets and liabilities could require significant adjustments in future periods. Such adjustments could have a material effect on our results of operations for the period of the adjustment. The use of NOLs by (from) the Company by (from) other members of its consolidated group resulted in noncash equity distributions (contributions).
During 2013, CCIC completed the steps necessary to qualify to operate as a REIT for U.S. federal income tax purposes. Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. See "Item 7. MD&A—General Overview" and notes 2, 8, and 14 to our consolidated financial statements.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2013
None.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position, including as a result of refinancing our existing debt or issuing incremental debt. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. See "—Contractual Cash Obligations" and note 5 to our consolidated financial statements for a discussion of our debt maturities.
As of December 31, 2013, we have no interest rate swaps hedging any refinancings. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

Item 8.    Financial Statements and Supplementary Data

CC Holdings GS V LLC

Financial statements of certain of CC Holdings GS V LLC's wholly-owned subsidiaries are included pursuant to Rule 3-16 of Regulation S-X in financial statement schedules in a separate section of this Form 10-K (beginning on page S-1 following Part IV).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of CC Holdings GS V LLC and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 24, 2014

CC HOLDINGS GS V LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$31,036	$—
Restricted cash	—	400,493
Receivables, net of allowance of $1,376 and $1,507, respectively	3,064	2,590
Prepaid expenses	21,625	20,752
Deferred income tax assets	—	15,060
Deferred site rental receivables and other current assets	6,994	8,089
Total current assets	62,719	446,984
Deferred site rental receivables	286,375	221,315
Property and equipment, net	1,147,392	1,146,008
Goodwill	1,338,730	1,338,730
Site rental contracts and customer relationships, net	1,355,348	1,468,493
Other intangible assets, net	29,382	33,211
Long-term prepaid rent, deferred financing costs, and other assets, net	49,573	48,995
Total assets	$4,269,519	$4,703,736

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,336	$1,260
Accrued income taxes	8,848	2,429
Accrued interest	8,655	4,922
Deferred revenues	19,981	13,751
Other accrued liabilities	6,812	6,972
Current maturities of debt and other obligations	—	291,394
Total current liabilities	46,632	320,728
Debt	1,500,000	1,500,000
Deferred income tax liabilities	—	397,240
Deferred ground lease payable	79,452	70,998
Above-market leases and other liabilities	50,069	51,205
Total liabilities	1,676,153	2,340,171
Commitments and contingencies (note 9)
Member's equity:
Member's equity	2,327,938	2,495,641
Accumulated earnings (deficit)	265,428	(132,076)
Total member's equity	2,593,366	2,363,565
Total liabilities and equity	$4,269,519	$4,703,736

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2013	2012	2011

Site rental revenues	$604,097	$594,903	$540,052

Operating expenses:
Site rental cost of operations—third parties(a)	150,301	151,129	154,236
Site rental cost of operations—related parties(a)	28,377	24,379	18,298
Site rental cost of operations—total(a)	178,678	175,508	172,534
Management fee	40,561	38,693	36,606
Asset write-down charges	5,729	3,459	11,715
Depreciation, amortization, and accretion	197,325	189,238	191,032
Total operating expenses	422,293	406,898	411,887
Operating income (loss)	181,804	188,005	128,165
Interest expense and amortization of deferred financing costs—third parties	(58,375)	(87,010)	(83,075)
Interest expense and amortization of deferred financing costs—related parties	—	(17,188)	(15,880)
Interest expense and amortization of deferred financing costs—total	(58,375)	(104,198)	(98,955)
Gains (losses) on retirement of long-term obligations	(18,103)	(67,210)	—
Other income (expense)	50	84	(20)
Income (loss) before income taxes	105,376	16,681	29,190
Benefit (provision) for income taxes	348,443	(9,536)	(10,926)
Net income (loss)	$453,819	$7,145	$18,264

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$453,819	$7,145	$18,264
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	197,325	189,238	191,032
Amortization of deferred financing costs and other non-cash interest on long-term debt	7,551	12,317	5,955
Asset write-down charges	5,729	3,459	11,715
Gains (losses) on retirement of long-term obligations	18,103	67,210	—
Deferred income tax benefit (provision)	(355,184)	8,189	9,506
Changes in assets and liabilities:
Increase (decrease) in accrued interest	3,733	(10,578)	—
Increase (decrease) in accounts payable	1,052	554	266
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	17,770	1,085	(10,611)
Decrease (increase) in receivables	(474)	1,209	(764)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash, and other assets	(53,065)	(87,465)	(59,513)
Net cash provided by (used for) operating activities	296,359	192,363	165,850
Cash flows from investing activities:
Capital expenditures	(86,785)	(52,442)	(33,641)
Other investing activities	239	7	85
Payments for acquisitions of businesses, net of cash acquired	—	—	(2,410)
Net cash provided by (used for) investing activities	(86,546)	(52,435)	(35,966)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,500,000	—
Purchases and redemptions of long-term debt	(312,465)	(713,305)	—
Payments for financing costs	(3,690)	(17,707)	—
Net (increase) decrease in amount due from affiliates	(251,013)	(597,445)	(127,087)
Net (increase) decrease in restricted cash	388,391	(311,471)	(2,797)
Net cash provided by (used for) financing activities	(178,777)	(139,928)	(129,884)
Net increase (decrease) in cash and cash equivalents	31,036	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$31,036	$—	$—

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2010	$2,953,330	$(157,485)	$2,795,845
Equity contribution—income taxes (note 8)	22,904	—	22,904
Equity distribution (note 6)	(127,087)	—	(127,087)
Net income (loss)	—	18,264	18,264
Balance at December 31, 2011	$2,849,147	$(139,221)	$2,709,926
Equity contribution—income taxes (note 8)	8,858	—	8,858
Equity contribution—7.75% Secured Notes from affiliate (note 6)	235,081	—	235,081
Equity distribution (note 6)	(597,445)	—	(597,445)
Net income (loss)	—	7,145	7,145
Balance at December 31, 2012	$2,495,641	$(132,076)	$2,363,565
Equity contribution—income taxes (note 8)	26,995	—	26,995
Equity distribution (note 6)	(194,698)	(56,315)	(251,013)
Net income (loss)	—	453,819	453,819
Balance at December 31, 2013	$2,327,938	$265,428	$2,593,366

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations, and cash flows of CC Holdings GS V LLC ("CCL") and its consolidated wholly-owned subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). CCL is a Delaware limited liability company ("LLC") that is a holding company and an issuer of the Company's debt. All significant inter-company accounts, transactions, and profits have been eliminated. As used herein, the term "including," and any variation thereof means "including without limitations. The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease, and manage approximately 7,800 communications towers and other structures, such as rooftops and interests in land under third party and related party towers in various forms (collectively, "towers," "sites" or "wireless infrastructure") to wireless communications companies. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "contracts"). The Company's sites are geographically dispersed across the United States.
Approximately 68% of the Company's sites are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master lease or other agreements with Sprint ("Sprint Sites"). CCIC, through its subsidiaries (including the Company), has the option to purchase in 2037 all (but not less than all) of the Sprint Sites from Sprint for approximately $2.3 billion. The option to purchase these Sprint Sites is not a firm commitment and is not required. Management services related to our sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement (as defined below), as the Company has no employees.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.	Summary of Significant Accounting Policies
Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less and is inclusive of cash held pursuant to the Management Agreement.
Restricted Cash
As of December 31, 2012, restricted cash represented the cash held in reserve by the indenture trustees or otherwise restricted pursuant to the indenture governing the previously outstanding 7.75% Secured Notes (as defined in note 5). The Company classified the increases and decreases in restricted cash as (1) cash provided by financing activities for cash held by the indenture trustee based on consideration of the terms of the 7.75% Secured Notes, which was a critical feature of the 7.75% Secured Notes based on the indenture trustee's ability to utilize the restricted cash for payment of various expenses including debt service, although the cash flows have aspects of both financing activities and operating activities or (2) cash provided by operating activities for the other remaining restricted cash. Restricted cash increased cash flow from operating activities by $12.1 million for the year ended December 31, 2013 and decreased cash flow from operating activities by $5.6 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, restricted cash included $316.6 million comprised of the cash held by the trustee to redeem all of the then outstanding 7.75% Secured Notes as discussed in note 5. Following the redemption of the 7.75% Secured Notes in January 2013, all of the remaining restricted cash was released to the Company.
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status, or contractual provisions. Additions to the allowance for doubtful accounts are charged to “costs of operations,” and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Lease Accounting
General. The Company classifies its leases at inception as either operating leases or capital leases. A lease is classified as a capital lease if at least one of the following criteria are met, subject to certain exceptions noted below: (1) the lease transfers ownership of the leased assets to the lessee, (2) there is a bargain purchase option, (3) the lease term is equal to 75% or more of the economic life of the leased assets or (4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased assets.
Lessee. Leases for land are evaluated for capital lease treatment if at least one of the first two criteria mentioned in the immediately preceding paragraph is present relating to the leased assets. When the Company, as lessee, classifies a lease as a capital lease, it records an asset in an amount equal to the present value of the minimum lease payments under the lease at the beginning of the lease term. Applicable operating leases are recognized on a straight-line basis as discussed under "Costs of Operations" below.
Lessor. If the Company is the lessor of leased property that is part of a larger whole (including with respect to a portion of space on a tower) and for which fair value is not objectively determinable, then such lease is accounted for as an operating lease. As applicable, operating leases are recognized on a straight-line basis as discussed under "Revenue Recognition."
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of wireless infrastructure is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals, or improvements are capitalized, while maintenance and repairs are expensed. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $3.4 million, $3.4 million, and $7.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove wireless infrastructure or remediate the land upon which the Company's wireless infrastructure resides. With respect to the Sprint Sites, the Company does not have retirement obligations to the extent such retirement would occur beyond the period for which it has a lease term. Asset retirement obligations are included in " above-market leases and other liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization, and accretion" expense on the Company's consolidated statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a “step-one impairment test,” is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2013, which resulted in no impairments.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationship, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships or (2) below-market leases for land interests under the acquired wireless infrastructure classified as "other intangible assets, net." The site rental contracts and customer relationships intangible assets are comprised of (1) current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual customer basis, considering, among other things, the contractual provisions with the customer and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the wireless infrastructure.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Deferred Credits
Deferred credits are included in "above-market leases and other liabilities" on the Company's consolidated balance sheet and consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining lease term at the acquisition date.
Deferred Financing Costs
Third-party costs incurred to obtain financing are deferred and are included in "long-term prepaid rent, deferred financing costs, and other assets, net" on the Company's consolidated balance sheet.
Accrued Estimated Property Taxes
The accrual for estimated property tax obligations is based on assessments currently in effect or estimates of additional taxes. The Company recognizes the benefit of tax appeals upon ultimate resolution of the appeal. The Company's liability for accrued property taxes is included in "accrued expenses and payables" on the Company's consolidated balance sheet.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, prepaid rent, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

line site rental revenues are included in "deferred site rental receivables and other current assets" and "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's consolidated balance sheet.
Costs of Operations
Approximately three-fourths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.
Generally, the ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the wireless infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate.
The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's consolidated balance sheet. The Company's asset related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent, deferred financing costs and other assets, net" on the Company's consolidated balance sheet.
Management Fee
The Company is charged a management fee by CCUSA, a wholly-owned indirect subsidiary of CCIC, relating to management services which include those functions reasonably necessary to maintain, market, operate, manage, and administer the sites. The management fee is equal to 7.5% of the Company's revenues, excluding the revenues related to the accounting for leases with fixed escalators as required by the applicable accounting standards. See note 6.
Income Taxes
CCL is an LLC. Under federal and state income tax laws, regulations, and administrative rulings, single member LLCs are treated as disregarded entities for income tax return filing purposes (unless elected otherwise). Single member LLCs are flow through entities which do not pay income tax at the LLC level. The Company is included in the consolidated CCIC U.S. federal tax return. The Company's provision for income taxes is recorded using a method materially consistent with the separate return approach.
During 2013, CCIC completed the steps necessary to qualify to operate as a Real Estate Investment Trust ("REIT") for U.S. federal income tax purposes. CCIC will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. As a REIT, CCIC may still be subject to certain federal, state, local, and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property, and transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. In December 2013, the Company de-recognized its previously recorded U.S. federal and state net deferred tax assets and liabilities because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. See notes 8 and 14.
The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax asset if it is determined that it is "more likely than not" that the assets will not be realized.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The Company records a valuation allowance against deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of deferred tax assets each quarter and based upon projections of future taxable income, reversing deferred tax liabilities, or other known events that are expected to affect future taxable income, records a valuation allowance for assets that do not meet the "more likely than not" realization threshold. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based upon changes in facts and circumstances that impact the recoverability of the asset.
The Company does not currently maintain a formal tax sharing agreement with CCIC. Net operating losses used by the Company to reduce current taxes payable have resulted in member contributions from CCIC to the extent such attributes were generated by CCIC or other members of the consolidated group. Similarly, net operating losses of the Company used by CCIC or other members of the consolidated group to reduce current taxes payable have been treated as distributions from the Company to CCIC.
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company records penalties and tax-related interest expense as components of the "benefit (provision) for income taxes." As of December 31, 2013, the Company has not recorded any penalties or tax-related interest expenses related to income taxes.
Fair Values
The Company's assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. The three levels of the fair value hierarchy are (1) Level 1 - quoted prices (unadjusted) in active and accessible markets, (2) Level 2 - observable prices that are based on inputs not quoted in active markets but corroborated by market data, and (3) Level 3 - unobservable inputs and are not corroborated by market data. The Company evaluates fair value hierarchy level classifications quarterly, and transfers between levels are effective at the end of the quarterly period.
The fair value of cash equivalents and restricted cash approximates the carrying value. The Company determines fair value of its debt securities based on indicative quotes (that is non-binding quotes) from brokers that require judgment to interpret market information including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if applicable. There were no changes since December 31, 2012 in the Company's valuation techniques used to measure fair values. See note 7.
Reporting Segments
The Company's operations consist of one operating segment.
Recent Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2013 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the year ended December 31, 2013 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2013	2012
Land(a)	—	$74,943	$75,588
Towers	1-20 years	1,567,885	1,519,540
Construction in progress	—	74,041	41,519
Total gross property and equipment		1,716,869	1,636,647
Less accumulated depreciation		(569,477)	(490,639)
Total property and equipment, net		$1,147,392	$1,146,008

(a)	Includes land owned in fee and perpetual easements.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $82.2 million, $80.7 million, and $81.1 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases and associated leasehold improvements with Sprint, which have related gross property and equipment and accumulated depreciation of $1.1 billion and $377.0 million, respectively, as of December 31, 2013.

4.	Intangible Assets and Deferred Credits
The following is a summary of the Company's intangible assets.

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$2,100,699	$(745,351)	$1,355,348	$2,100,699	$(632,206)	$1,468,493
Other intangible assets	46,537	(17,155)	29,382	57,499	(24,288)	33,211
Total	$2,147,236	$(762,506)	$1,384,730	$2,158,198	$(656,494)	$1,501,704
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2013	2012	2011
Depreciation, amortization and accretion	$113,247	$106,791	$108,359
Site rental costs of operations	2,035	2,242	2,823
Total amortization expense	$115,282	$109,033	$111,182
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2014 to 2018 is as follows:

	Years Ending December 31,
	2014	2015	2016	2017	2018
Estimated annual amortization	$115,540	$115,514	$115,489	$115,471	$115,449
See note 2 for a further discussion of deferred credits related to above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $2.0 million, $2.2 million and $2.6 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$43,740	$(17,035)	$26,705	$44,675	$(15,379)	$29,296
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2014 to 2018 is as follows:

	Years Ending December 31,
	2014	2015	2016	2017	2018
Estimated annual amortization	$1,996	$1,982	$1,948	$1,933	$1,909

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

5.	Debt and Other Obligations

	Original Issue Date	Contractual Maturity Date		Outstanding Balance as of December 31, 2013	Outstanding Balance as of December 31, 2012		Stated Interest Rate as of December 31, 2013(a)
Bonds - fixed rate:
7.75% Secured Notes	Apr. 2009	May 2017		$—	$291,394		N/A
2012 Secured Notes	Dec. 2012	2017/2023	(b)	1,500,000	1,500,000		3.4%	(b)
Total Bonds				1,500,000	1,791,394
Less: current maturities				—	291,394	(c)
Non-current portion of long-term debt				$1,500,000	$1,500,000
____________________

(a)	Represents the weighted-average stated rate.

(b)	The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023, defined below.

(c)	Inclusive of the 7.75% Secured Notes outstanding as of December 31, 2012, the redemption of which was completed in January 2013.
2012 Secured Notes
On December 24, 2012, CCL and Crown Castle GS III Corp. ("Co-Issuer" and, together with CCL, "Issuers") issued (1) $500.0 million aggregate principal amount of 2.381% senior secured notes due December 2017 ("2.381% Secured Notes") and (2) $1.0 billion aggregate principal amount of 3.849% senior secured notes due April 2023 ("3.849% Secured Notes" and together with the 2.381% Secured Notes, the "2012 Secured Notes"). The 2012 Secured Notes were issued pursuant to an indenture dated as of December 24, 2012 ("Indenture"), by and among the Issuers, the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee ("Trustee"). The Issuers and the Guarantors are indirect wholly-owned subsidiaries of CCIC. The Company used the net proceeds from the issuance of the 2012 Secured Notes to (1) repurchase and redeem a portion of the then outstanding 7.75% Secured Notes and (2) distribute cash to CCIC to fund the repurchase and redemption of a portion of CCIC's senior notes.
The 2.381% Secured Notes are payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The 3.849% Secured Notes are payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2013. CCL, at its option, may redeem the 2012 Secured Notes of either series in whole or in part at any time by paying 100% of the principal amount of such series of 2012 Secured Notes, together with accrued and unpaid interest, if any, plus a "make-whole" premium (as defined in the Indenture).
The 2012 Secured Notes are guaranteed by the direct and indirect wholly-owned subsidiaries of CCL, other than the Co-Issuer (collectively, "Guarantors"). The 2012 Secured Notes will be paid solely from the cash flows generated from operation of the towers held directly or indirectly by CCL and the Guarantors.
Concurrently with the issuance of the 2012 Secured Notes, CCL and certain of its subsidiaries entered into a pledge and security agreement with the Trustee. Pursuant to the terms of such pledge and security agreement, the 2012 Secured Notes are secured on a first-priority basis by a pledge of the equity interests of the Guarantors.
The Indenture limits, among other things, the ability of CCL and its subsidiaries to incur indebtedness, incur liens, enter into certain mergers or certain change of control transactions and enter into related party transactions, in each case subject to a number of exceptions and qualifications set forth in the Indenture.
Management Agreement. On December 24, 2012, CCL and the Guarantors entered into a management agreement ("Management Agreement") with CCUSA, an indirect wholly-owned subsidiary of CCIC ("Manager"). The Management Agreement replaced the previous management agreement that existed among the parties. Pursuant to the Management Agreement, the Manager will continue to perform, on behalf of CCL and the Guarantors, those functions reasonably necessary to maintain, market, operate, manage, and administer their respective sites. The Management Agreement requires that the Company maintain cash sufficient to operate the business, including sufficient cash to pay expenses for the following month (including any interest payment due during the next month pursuant to the Indenture.)
Debt Restrictions. The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive negative covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, the Company may not issue debt other than (1) certain permitted refinancings

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2013, the Company's Debt to Adjusted Consolidated Cash Flow Ratio is 3.9 to 1, which the Company expects would currently restrict the Company's ability to incur unsecured debt or additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt or other long-term obligations outstanding at December 31, 2013.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total Cash Obligations	Total Debt and Other Obligations Outstanding
Scheduled contractual maturities	$—	$—	$—	$500,000	$—	$1,000,000	$1,500,000	1,500,000
Previously Outstanding Debt
On April 30, 2009, CCL and Crown Castle GS III Corp. issued $1.2 billion aggregate principal amount of 7.75% senior secured notes due 2017 (“7.75% Secured Notes”). The 7.75% Secured Notes were guaranteed by the direct and indirect wholly-owned subsidiaries of CCL, other than the Crown Castle GS III Corp. The 7.75% Secured Notes were secured on a first priority basis by a pledge of the equity interests of the guarantors and by certain other assets of the guarantors.
In 2011 and 2012, CCIC had acquired certain of the 7.75% Secured Notes through market purchases. In December 2012, in anticipation of the repurchase and redemption of the 7.75% Secured Notes, the 7.75% Secured Notes held by CCIC were contributed to the Company. Following this non-cash equity contribution, the Company retired these notes. See note 6.
Purchases and Redemptions of Long Term Debt
On December 11, 2012, the Company commenced a cash tender offer for any and all of the Company's then outstanding 7.75% Secured Notes. In accordance with the terms of the tender offer, the total consideration for each $1,000 principal amount of notes validly tendered on or prior to the expiration date was $1,063.45 (plus accrued and unpaid interest up to, but not including, the settlement date). On December 26, 2012, the Company accepted for purchase approximately $670.6 million aggregate principal amount of the 7.75% Secured Notes validly tendered on or prior to the expiration date. All of the remaining then outstanding 7.75% Secured Notes (approximately $294.4 million aggregate principal amount) were redeemed on January 10, 2013. The repurchase and redemption of the 7.75% Secured Notes was funded by the issuance of the 2012 Secured Notes.
The following is a summary of the purchases and redemptions of debt during the years ended December 31, 2013 and 2012.  See note 6.

	Year Ending December 31, 2013
	Principal Amount	Cash Paid(a)	Gains (losses)(c)
7.75% Secured Notes(b)	$294,362	$312,465	$(18,103)

(a)	Exclusive of accrued interest.

(b)	The redemption of the 7.75% Secured Notes was funded by the restricted cash released upon refinancing.

(c)	The losses relate to cash losses, including with respect to make whole payments.

	Year Ending December 31, 2012
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
7.75% Secured Notes	$670,557	$713,305	$(67,210)

(a)	Exclusive of accrued interest.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

(b)	Inclusive of $24.5 million related to the write-off of deferred financing costs and discounts. The remainder relative to cash losses including with respect to make whole payments.
Interest Expense and Amortization of Deferred Financing Costs
The components of “interest expense and amortization of deferred financing costs” are as follows:

	Years Ended December 31,
	2013	2012	2011
Interest expense on debt obligations	$50,824	$91,881	$93,000
Amortization of deferred financing costs	4,583	4,730	2,271
Amortization of adjustments on long-term debt	2,968	7,587	3,684
Total	$58,375	$104,198	$98,955

6.	Related Party Transactions
As discussed in note 5, the Company and other subsidiaries of CCL entered into a Management Agreement with CCUSA, which replaced a previous management agreement among the same parties. Pursuant to this Management Agreement, CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which is based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage, and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as Manager, CCUSA may make certain modifications to the Company's sites. The management fee charged by CCUSA for the years ended December 31, 2013, 2012, and 2011 totaled $40.6 million, $38.7 million, and $36.6 million, respectively. See note 5.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any agreement and for which no operating results are reflected herein.
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2013, there are approximately 23% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $28.4 million, $24.4 million, and $18.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. Also, the Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2013, 2012, and 2011, rent revenue from affiliates totaled $0.6 million, $0.6 million, and $0.3 million, respectively.
In 2012, CCIC acquired through market purchases $35.5 million of principal amount of the 7.75% Secured Notes. In December 2012, the 7.75% Secured Notes held by CCIC were contributed to the Company with a face value of $235.1 million. Prior to this non-cash contribution of the 7.75% Secured Notes in December 2012, the 7.75% Secured Notes acquired by CCIC remained outstanding on the Company's consolidated balance sheet. For the years ended December 31, 2012 and 2011, the Company recorded interest expense and amortization of deferred financing costs of approximately $17.2 million and $15.9 million, respectively, on the amount due to CCIC.
The Company recorded net equity distributions of $224.0 million, $353.5 million, and $104.2 million for the years ended December 31, 2013, 2012, and 2011, respectively, reflecting net distributions to its parent company, including the contribution of the 7.75% Secured Notes held by CCIC and the distribution of excess cash from the refinancing of the 7.75% Secured Notes. Cash on-hand above the amount that is required by the Management Agreement has and is expected to continue to be distributed to the Company's parent company. See note 8 for a discussion of the equity contribution related to income taxes.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

7.	Fair Values
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 2.

	Level in Fair Value Hierarchy	December 31, 2013		December 31, 2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$31,036	$31,036	$—	$—
Restricted cash	1	—	—	400,493	400,493
Liabilities:
Debt and other obligations	2	1,500,000	1,426,880	1,791,394	1,840,352

8.	Income Taxes
CCL is an LLC. Under the federal and state income tax laws, regulations, and administrative rulings, single member LLCs are treated as disregarded entities for income tax return filing purposes (unless elected otherwise). Single member LLCs are flow through entities which do not pay income tax at the LLC level. The Company is included in the consolidated CCIC U.S. federal tax return.
During 2013, CCIC completed the steps necessary to qualify to operate as a REIT for U.S. federal income tax purposes and received final approval from its board of directors. See note 14. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. As a result, in December 2013, the Company de-recognized its previously recorded U.S. federal and state net deferred tax assets and liabilities because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. As a result of the de-recognition of the aforementioned deferred tax assets and liabilities, the Company also recorded a corresponding net non-cash income tax benefit of $391.7 million. The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(6,741)	(1,347)	(1,420)
Deferred:
Federal	361,082	(3,487)	(9,704)
State	(5,898)	(4,702)	198
Total tax benefit (provision)	$348,443	$(9,536)	$(10,926)
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2013	2012	2011
Benefit (provision) for income taxes at statutory rate	$(36,881)	$(5,838)	$(10,217)
Nondeductible expenses and other	(6)	(4)	(3)
State tax benefit (provision), net of federal	(6,140)	(3,932)	(794)
Tax adjustment related to REIT conversion	391,688	—	—
Other	(218)	238	88
	$348,443	$(9,536)	$(10,926)

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred income tax liabilities:
Intangible assets	$—	$511,649
Property and equipment	—	237,630
Deferred site rental receivables	—	88,351
Total deferred income tax liabilities	—	837,630
Deferred income tax assets:
Net operating loss carryforwards	—	88,665
Deferred ground lease payable	—	27,751
Accrued liabilities	—	5,881
Receivables allowance	—	585
Prepaid lease	—	332,568
Valuation allowances	—	—
Total deferred income tax assets, net	—	455,450
Net deferred income tax asset (liabilities)	$—	$(382,180)
During 2013, 2012, and 2011, the Company recorded non-cash equity contributions from CCIC of $27.0 million, $8.9 million, and $22.9 million, respectively, primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2013, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $6.0 million, of which, $1.0 million, $1.0 million and $1.1 million were recorded in 2013, 2012, and 2011, respectively.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. At this time, CCIC is not subject to an IRS examination.

9.	Commitments and Contingencies
The Company is involved in various claims, lawsuits, or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. See note 10 for a discussion of the operating lease commitments. In addition, see note 1 for a discussion of the Company's option to purchase approximately 68% of the Company's towers at the end of their respective lease terms. Such purchase option is not a firm commitment and is not required.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $1.8 million, $1.7 million, and $1.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, liabilities for retirement obligations amounted to $23.0 million and $21.5 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2013, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $127 million. See note 2.
Property Tax Commitments
The Company is obligated to pay, or reimburse others for, property taxes related to the Company's wireless infrastructure pursuant to operating leases with landlords or other contractual agreements. The property taxes for the year ended December 31, 2013 and future periods are contingent upon new assessments of the wireless infrastructure and the Company's appeals of assessments.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The Company has an obligation to reimburse Sprint for property taxes Sprint pays on the Company's behalf related to certain towers the Company leases from Sprint. The Company paid $13.2 million, $12.8 million, and $12.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. The amount per tower to be paid to Sprint increases by 3% each successive year through 2037, the expiration of the lease term.

10.	Operating Leases
Tenant Contracts
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2013. Generally, the Company's contracts with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2013, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant contracts is approximately seven years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Tenant contracts	$506,652	$513,557	$505,689	$494,447	$484,414	$2,223,581	$4,728,340
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2013. The Company is obligated under non-cancelable operating contracts for land interests under approximately nine-tenths of its sites. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately nine-tenths and one-half of the Company's site rental gross margins for the year ended December 31, 2013 are derived from towers where the land interest under the tower is owned or leased with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$125,913	$127,639	$129,583	$131,198	$132,370	$1,677,978	$2,324,681
Rental expense from operating leases was $140.3 million, $136.7 million, and $133.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $28.8 million, $28.4 million, and $28.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

11.	Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. See note 2.
The Company derives all of its revenues from customers in the wireless telecommunications industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, the use of customer contracts with contractually determinable payment terms and proactive management of past due balances.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Major Customers
The following table summarizes the percentage of the Company's revenue for its largest customers, including those customers accounting for more than 10% of the Company's revenues, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's pending acquisition of Leap Wireless.

	Years Ended December 31,
	2013		2012	2011
Sprint	42%	(a)	43%	39%
AT&T	20%	(b)	19%	21%
T-Mobile	17%	(c)	15%	15%
Verizon Wireless	10%		9%	10%
Total	89%		86%	85%

(a)
For the year ended December 31, 2013, Sprint and Clearwire accounted for 38% and 4%, respectively, of site rental revenues. As of December 31, 2013, Sprint and Clearwire are co-residents on approximately 16% of the Company's sites. The weighted-average remaining term on tenant contracts related to these sites with Sprint and Clearwire is approximately seven years and three years, respectively. Revenue from Clearwire on these sites represented approximately 4% of site rental revenues for the year ended December 31, 2013.

(b)
For the year ended December 31, 2013, AT&T and Leap Wireless accounted for 16% and 4%, respectively, of site rental revenues. As of December 31, 2013, AT&T and Leap Wireless are co-residents on approximately 4% of the Company's sites. The weighted-average remaining term on tower tenant contracts related to these sites with AT&T and Leap Wireless is approximately 10 years and four years, respectively. Revenue from Leap Wireless on these sites represented approximately 1% of site rental revenues for the year ended December 31, 2013.

(c)
For the year ended December 31, 2013, T-Mobile and MetroPCS accounted for 14% and 3%, respectively, of site rental revenues. As of December 31, 2013, T-Mobile and MetroPCS are co-residents on approximately 5% of the Company's sites. The weighted-average remaining term on tower tenant contracts related to these sites with T-Mobile and MetroPCS is approximately nine years and five years, respectively. Revenue from MetroPCS on these sites represented approximately 2% of site rental revenues for the year ended December 31, 2013.

12.	Supplemental Cash Flow Information

The following table is a summary of the supplemental cash flow information during the years ended December 31, 2013, 2012, and 2011.

	For Years Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Interest paid (inclusive of payments to related parties)	$47,091	$102,459	$93,000
Income taxes paid	—	—	—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes (note 8)	26,995	8,858	22,904
Contribution of 7.75% Secured Notes from affiliate (note 6)	—	235,081	—
Equity contribution (distribution) of amount due to affiliates (note 6)	(251,013)	(597,445)	(127,087)

13.	Guarantor Subsidiaries
CCL has no independent assets or operations. The 2012 Secured Notes are guaranteed by all subsidiaries of CCL, each of which is a 100% wholly-owned subsidiary of CCL, other than Crown Castle GS III Corp., which is a co-issuer of the 2012 Secured Notes and a 100% wholly-owned finance subsidiary. Such guarantees are full and unconditional and joint and several. Subject to the provisions of the Indenture, a guarantor may be released and relieved of its obligations under its guarantee under certain circumstances including: (1) in the event of any sale or other disposition of all or substantially all of the assets of any guarantor, by way of merger, consolidation or otherwise to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (2) in the event of any sale or other disposition of all of the capital stock of any guarantor, to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (3) upon CCL's exercise of legal defeasance in accordance with the relevant provisions of the Indenture, or (4) upon the discharge of the Indenture in accordance with its terms.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

14.	Subsequent Events
CCIC REIT Election
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. See notes 2 and 8 for additional information concerning CCIC's REIT election.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2013, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Ac). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2013, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of the Company's CEO and CFO, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework described in "Internal Control – Integrated Framework (1992)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in the annual report.
(c) Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
(d) Limitations on the Effectiveness of Controls
Because of its inherent limitations, the Company's internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Item 9B.    Other Information
None.

PART III

Item 14.    Principal Accountant Fees and Services
As an indirect wholly-owned subsidiary of CCIC, our principal accounting fees and services are subject to Crown Castle's Audit Committee pre-approval procedures described in its Proxy Statement. This Proxy Statement can be located at CCIC's Internet site (www.crowncastle.com), under Investors, Proxy Statement. Other than these procedures, the information contained at that Internet site is not incorporated by reference in this filing. During 2013, all services provided by the external auditor were pre-approved by CCIC's Audit Committee in accordance with such policies.
Fees for professional services provided by our auditors include the following:

	2013	2012
Audit fees(a)	$205,000	$307,750
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$205,000	$307,750

(a)	Audit fees principally includes audit and review of financial statements and subsidiary audits, SEC registration statements, comfort letters, and consents.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 17.
(a)(2) Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts follows this Part IV. All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Form 10-K.
Financial statements of certain of CC Holdings GS V LLC's wholly-owned subsidiaries are included pursuant to Rule 3-16 of Regulation S-X in financial statement schedules in a separate section of this Form 10-K (beginning on page S-1 following Part IV).
(a)(3) Exhibits:
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 15(a)(3).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of February, 2014.

CC HOLDINGS GS V LLC

By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2013 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 24th day of February, 2014.

Name	Title

/s/ W. BENJAMIN MORELAND	President, Chief Executive Officer and Director
W. Benjamin Moreland	(Principal Executive Officer)

/s/ JAY A. BROWN	Senior Vice President, Chief Financial Officer,
Jay A. Brown	Treasurer and Director (Principal Financial Officer)

/s/ E. BLAKE HAWK	Executive Vice President and Director
E. Blake Hawk

/s/ ROB A. FISHER	Vice President and Controller
Rob A. Fisher	(Principal Accounting Officer)

CC HOLDINGS GS V LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands of dollars)

		Additions	Deletions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2013	$1,507	$268	$—	$(399)	$1,376
2012	$1,605	$413	$—	$(511)	$1,507
2011	$2,032	$697	$—	$(1,124)	$1,605

Other Financial Statements of CC Holdings GS V LLC's Subsidiaries: Global Signal
Acquisitions LLC, Global Signal Acquisitions II LLC and Pinnacle Towers LLC
The following financial statements for CC Holdings GS V LLC's wholly-owned subsidiaries, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC and Pinnacle Towers LLC, are included pursuant to Regulation S-X, Rule 3-16, "Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered."
Global Signal Acquisitions LLC
Global Signal Acquisitions LLC Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
Global Signal Acquisitions II LLC
Global Signal Acquisitions II LLC Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011
Pinnacle Towers LLC
Pinnacle Towers LLC Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

GLOBAL SIGNAL ACQUISITIONS LLC

Financial Statements

December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of Global Signal Acquisitions LLC at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 24, 2014

GLOBAL SIGNAL ACQUISITIONS LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2013	2012
ASSETS
Current assets:
Receivables, net of allowance of $43 and $29, respectively	$121	$49
Prepaid expenses	402	394
Deferred income tax assets	—	245
Deferred site rental receivables and other current assets	182	405
Total current assets	705	1,093
Deferred site rental receivables	14,153	10,694
Property and equipment, net	67,199	67,709
Goodwill	68,841	68,841
Site rental contracts and customer relationships, net	69,926	75,497
Other intangible assets, net	3,471	3,596
Long-term prepaid rent and other assets, net	1,451	1,017
Total assets	$225,746	$228,447

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$85	$30
Accrued income taxes	340	94
Deferred revenues	757	642
Other accrued liabilities	670	887
Total current liabilities	1,852	1,653
Deferred income tax liabilities	—	18,044
Deferred ground lease payable	2,797	2,542
Above-market leases and other liabilities	2,732	2,725
Total liabilities	7,381	24,964
Commitments and contingencies (note 8)
Member's equity:
Member's equity	204,889	203,766
Accumulated earnings (deficit)	13,476	(283)
Total member's equity	218,365	203,483
Total liabilities and equity	$225,746	$228,447

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2013	2012	2011

Site rental revenues—third parties	$27,503	$26,646	$25,222
Site rental revenues—related parties	2,271	2,223	2,145
Site rental revenues—total	29,774	28,869	27,367

Operating expenses:
Site rental cost of operations—third parties(a)	5,248	5,045	5,411
Site rental cost of operations—related parties(a)	710	660	553
Site rental cost of operations—total(a)	5,958	5,705	5,964
Management fee	1,990	1,899	1,852
Asset write-down charges	—	—	28
Depreciation, amortization, and accretion	9,562	9,358	9,371
Total operating expenses	17,510	16,962	17,215
Operating income (loss)	12,264	11,907	10,152
Other income (expense)	109	9	9
Income (loss) before income taxes	12,373	11,916	10,161
Benefit (provision) for income taxes	14,103	(4,635)	(3,957)
Net income (loss)	$26,476	$7,281	$6,204

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$26,476	$7,281	$6,204
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	9,562	9,358	9,371
Asset write-down charges	—	—	28
Deferred income tax benefit (provision)	(14,354)	4,580	3,911
Changes in assets and liabilities:
Increase (decrease) in accounts payable	55	(11)	32
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	362	(492)	(160)
Decrease (increase) in receivables	(72)	369	(290)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(3,656)	(3,821)	(2,840)
Net cash provided by (used for) operating activities	18,373	17,264	16,256
Cash flows from investing activities:
Capital expenditures	(3,337)	(2,861)	(1,020)
Net cash provided by (used for) investing activities	(3,337)	(2,861)	(1,020)
Cash flows from financing activities:
Net (increase) decrease in amount due from affiliates	(15,036)	(14,403)	(15,236)
Net cash provided by (used for) financing activities	(15,036)	(14,403)	(15,236)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2010	$227,301	$(13,768)	$213,533
Equity contribution—income taxes (note 7)	2,818	—	2,818
Equity distribution (note 6)	(15,236)	—	(15,236)
Net income (loss)	—	6,204	6,204
Balance at December 31, 2011	$214,883	$(7,564)	$207,319
Equity contribution—income taxes (note 7)	3,286	—	3,286
Equity distribution (note 6)	(14,403)	—	(14,403)
Net income (loss)	—	7,281	7,281
Balance at December 31, 2012	$203,766	$(283)	$203,483
Equity contribution—income taxes (note 7)	3,442	—	3,442
Equity distribution (note 6)	(2,319)	(12,717)	(15,036)
Net income (loss)	—	26,476	26,476
Balance at December 31, 2013	$204,889	$13,476	$218,365

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying financial statements reflect the financial position, results of operations and cash flows of Global Signal Acquisitions LLC (the "Company"). The Company is a wholly-owned subsidiary of CC Holdings GS V LLC ("CCL"), which is an indirect, wholly-owned subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). As used herein, the term "including," and any variation thereof means "including without limitations. The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease and manage communications towers and other structures, such as rooftops and interests in land under third party and related party towers in various forms (collectively, "towers," "sites" or "wireless infrastructure") to wireless communications companies. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "contracts"). The Company's sites are geographically dispersed across the United States. Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.	Summary of Significant Accounting Policies
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status or contractual provisions. Additions to the allowance for doubtful accounts are charged to "costs of operations" and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.
Lease Accounting
General. The Company classifies its leases at inception as either operating leases or capital leases. A lease is classified as a capital lease if at least one of the following criteria are met, subject to certain exceptions noted below: (1) the lease transfers ownership of the leased assets to the lessee, (2) there is a bargain purchase option, (3) the lease term is equal to 75% or more of the economic life of the leased assets, or (4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased assets.
Lessee. Leases for land are evaluated for capital lease treatment if at least one of the first two criteria mentioned in the immediately preceding paragraph is present relating to the leased assets. When the Company, as lessee, classifies a lease as a capital lease, it records an asset in an amount equal to the present value of the minimum lease payments under the lease at the beginning of the lease term. Applicable operating leases are recognized on a straight-line basis as discussed under "Costs of Operations" below.
Lessor. If the Company is the lessor of leased property that is part of a larger whole (including with respect to a portion of space on a tower) and for which fair value is not objectively determinable, then such lease is accounted for as an operating lease. As applicable, operating leases are recognized on a straight-line basis as discussed under "Revenue Recognition."
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of wireless infrastructure is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals or improvements are capitalized, while maintenance and repairs are expensed. The

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove wireless infrastructure or remediate the land upon which the Company's wireless infrastructure resides. Asset retirement obligations are included in "deferred ground lease payable, above-market leases and other liabilities" on the Company's balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion" expense on the Company's statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its most recent annual test of goodwill as of October 1, 2013, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's balance sheet and predominately consist of the estimated fair value of  site rental contracts and customer relationships recorded in conjunction with acquisitions. The site rental contracts and customer relationships intangible assets are comprised of (1) current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual customer basis, considering, among other things, the contractual provisions with the customer and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the wireless infrastructure.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant customer or by customer grouping for individually

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

insignificant customers, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Deferred Credits
Deferred credits are included in "above-market leases and other liabilities" on the Company's balance sheet and consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining lease term at the acquisition date.
Accrued Estimated Property Taxes
The accrual for estimated property tax obligations is based on assessments currently in effect or estimates of additional taxes. The Company recognizes the benefit of tax appeals upon ultimate resolution of the appeal. The Company's liability for accrued property taxes is included in "accrued expenses and payables" on the Company's balance sheet.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, prepaid rent, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables and other current assets" and "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's balance sheet.
Costs of Operations
Approximately three-fourths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.
Generally, the ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the wireless infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate.
The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's balance sheet. The Company's asset related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's balance sheet.
Management Fee
The Company is charged a management fee by CCUSA, a wholly-owned, indirect subsidiary of CCIC, relating to management services which include those functions reasonably necessary to maintain, market, operate, manage, and administer the sites. The management fee is equal to 7.5% of the Company's revenues, excluding the revenues related to the accounting for leases with fixed escalators as required by the applicable accounting standards. See note 6.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Income Taxes
The Company is a limited liability company ("LLC"). Under federal and state income tax laws, regulations, and administrative rulings, single member LLCs are treated as disregarded entities for income tax return filing purposes (unless elected otherwise). Single member LLCs are flow through entities which do not pay income tax at the LLC level. The Company is included in the consolidated CCIC U.S. federal tax return. The Company's provision for income taxes is recorded using a method materially consistent with the separate return method.
During 2013, CCIC completed the steps necessary to qualify to operate as a Real Estate Investment Trust ("REIT") for U.S. federal income tax purposes. CCIC will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. As a REIT, CCIC may still be subject to certain federal, state, local, and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property and transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as REIT. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. In December 2013, the Company de-recognized its previously recorded U.S. federal and state net deferred tax assets and liabilities because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. See notes 7 and 12.
The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax asset if it is determined that it is "more likely than not" that the assets will not be realized.
The Company records a valuation allowance against deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of deferred tax assets each quarter and based upon projections of future taxable income, reversing deferred tax liabilities, or other known events that are expected to affect future taxable income, records a valuation allowance for assets that do not meet the "more likely than not" realization threshold. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based upon changes in facts and circumstances that impact the recoverability of the asset.
The Company does not currently maintain a formal tax sharing agreement with CCIC. Net operating losses used by the Company to reduce current taxes payable have resulted in member contributions from CCIC to the extent such attributes were generated by CCIC or other members of the consolidated group. Similarly, net operating losses of the Company used by CCIC or other members of the consolidated group to reduce current taxes payable have been treated as distributions from the Company to CCIC.
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company records penalties and tax-related interest expense as components of "benefit (provision) for income taxes." As of December 31, 2013, the Company has not recorded any penalties and tax-related interest expense related to income taxes.
Reporting Segments
The Company's operations consist of one operating segment.
Recent Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2013 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the year ended December 31, 2013 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2013	2012
Land(a)	—	$15,305	$15,163
Towers	1-20 years	73,445	72,156
Construction in progress	—	4,255	2,422
Total gross property and equipment		93,005	89,741
Less accumulated depreciation		(25,806)	(22,032)
Total property and equipment, net		$67,199	$67,709

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $3.8 million, $3.7 million, and $3.7 million, respectively.

4.	Intangible Assets and Deferred Credits
The following is a summary of the Company's intangible assets.

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$108,021	$(38,095)	$69,926	$108,021	$(32,524)	$75,497
Other intangible assets	4,349	(878)	3,471	4,349	(753)	3,596
Total	$112,370	$(38,973)	$73,397	$112,370	$(33,277)	$79,093
Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2013	2012	2011
Depreciation, amortization and accretion	$5,673	$5,584	$5,584
Site rental costs of operations	23	24	24
Total amortization expense	$5,696	$5,608	$5,608
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2014 to 2018 is as follows:

	Years Ending December 31,
	2014	2015	2016	2017	2018
Estimated annual amortization	$5,696	$5,696	$5,696	$5,697	$5,686
See note 2 for a further discussion of deferred credits related to above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $0.1 million, $0.1 million and $0.1 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$2,303	$(880)	$1,423	$2,303	$(774)	$1,529

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2014 to 2018 is as follows:

	Years Ending December 31,
	2014	2015	2016	2017	2018
Estimated annual amortization	$106	$106	$106	$106	$106

5.	Debt
In December 2012, CCL and Crown Castle GS III Corp. (a subsidiary of CCL) issued $1.5 billion aggregate principal amount of senior secured notes ("2012 Secured Notes"), which are guaranteed by certain subsidiaries of CCL, including the Company. In addition, the 2012 Secured Notes are secured on a first-priority basis by certain subsidiaries of CCL, including a pledge of the equity interests of the Company.
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2013, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which the Company expects would currently restrict its ability to incur unsecured debt or issue additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into the management agreement ("Management Agreement") with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage, and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2013, 2012, and 2011 totaled $2.0 million, $1.9 million, and $1.9 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2013, there are approximately 10% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2013, 2012, and 2011, rent revenue from affiliates totaled $2.3 million, $2.2 million, and $2.1 million, respectively. As of December 31, 2013, approximately 30% of the Company's land interests under towers owned by affiliates.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The Company recorded net equity distributions of $11.6 million, $11.1 million, and $12.4 million for the years ended December 31, 2013, 2012, and 2011, respectively, reflecting net distributions to its parent company. Cash on-hand above the amount that is required by the Management Agreement has been and is expected to continue to be distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes.

7.	Income Taxes
The Company is an LLC. Under the federal and state income tax laws, regulations, and administrative rulings, single member LLCs are treated as disregarded entities for income tax return filing purposes (unless elected otherwise). Single member LLCs are flow through entities which do not pay income tax at the LLC level. The Company is included in the consolidated CCIC U.S. federal tax return.
During 2013, CCIC completed the steps necessary to qualify to operate as a REIT for U.S. federal income tax purposes and received final approval from its board of directors. See note 12. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. As a result, in December2013, the Company de-recognized all of its previously recorded U.S. federal and state net deferred tax assets and liabilities because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. As a result of the de-recognition of the aforementioned deferred tax assets and liabilities, the Company also recorded a corresponding net non-cash income tax benefit of $18.9 million. The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(251)	(55)	(46)
Total current	(251)	(55)	(46)
Deferred:
Federal	15,040	(3,920)	(3,341)
State	(686)	(660)	(570)
Total deferred	14,354	(4,580)	(3,911)
Total tax benefit (provision)	$14,103	$(4,635)	$(3,957)
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2013	2012	2011
Benefit (provision) for income taxes at statutory rate	$(4,330)	$(4,171)	$(3,556)
State tax benefit (provision), net of federal	(470)	(464)	(401)
Tax adjustment related to the REIT conversion	18,883	—	—
Other	20	—	—
	$14,103	$(4,635)	$(3,957)

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred income tax liabilities:
Intangible assets	$—	$26,424
Deferred site rental receivables	—	4,332
Total deferred income tax liabilities	—	30,756
Deferred income tax assets:
Net operating loss carryforwards	—	5,126
Deferred ground lease payable	—	992
Accrued liabilities	—	434
Receivables allowance	—	11
Property and equipment	—	6,394
Total deferred income tax assets, net	—	12,957
Net deferred income tax asset (liabilities)	$—	$(17,799)
During 2013 , 2012, and 2011, the Company recorded non-cash equity contributions of $3.4 million, $3.3 million, and $2.8 million, respectively, primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2013, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.2 million.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. At this time, CCIC is not subject to an IRS examination.

8.	Commitments and Contingencies
The Company is involved in various claims, lawsuits, or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's financial position or results of operations. See note 9 for a discussion of the operating lease commitments.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, liabilities for retirement obligations amounted to $1.3 million and $1.2 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2013, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $19 million. See note 2.
Property Tax Commitments
The Company is obligated to pay, or reimburse others for, property taxes related to the Company's wireless infrastructure pursuant to operating leases with landlords or other contractual agreements. The property taxes for the year ended December 31, 2013 and future periods are contingent upon new assessments of the wireless infrastructure and the Company's appeals of assessments.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

9.	Operating Leases
Tenant Contracts
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2013. Generally, the Company's contracts with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2013, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant contracts is approximately nine years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Tenant contracts	$24,967	$25,622	$25,495	$25,680	$25,659	$144,399	$271,822
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2013. The Company is obligated under non-cancelable operating contracts for land interests under approximately nine-tenths of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately nine-tenths and seven-tenths of the Company's site rental gross margin for the year ended December 31, 2013 are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$4,419	$4,483	$4,561	$4,632	$4,778	$69,097	$91,970
Rental expense from operating leases was $4.7 million, $4.6 million, and $4.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $1.1 million, $1.1 million, and $1.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

10.	Concentration of Credit Risk
The financial instrument that potentially subjects the Company to concentrations of credit risk is primarily trade receivables.
The Company derives all of its revenues from customers in the wireless telecommunications industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, the use of customer contracts with contractually determinable payment terms, and proactive management of past due balances.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Major Customers
The following table summarizes the percentage of the Company's revenue for its largest customers, including those customers accounting for more than 10% of the Company's revenues, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's pending acquisition of Leap Wireless.

	Years Ended December 31,
	2013	2012	2011
T-Mobile	29%	27%	24%
AT&T	24%	23%	24%
Sprint	20%	20%	19%
Verizon Wireless	10%	10%	11%
Total	83%	80%	78%

11.	Supplemental Cash Flow Information

The following table is a summary of the supplemental cash flow information during the years ended December 31, 2013, 2012 and 2011.

	For Years Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes (note 7)	3,442	3,286	2,818
Equity contribution (distribution) of amount due to (from) affiliates (note 6)	(15,036)	(14,403)	(15,236)

12.	Subsequent Events
CCIC REIT Election
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. See notes 2 and 7 for additional information concerning CCIC commencing operations as a REIT.

GLOBAL SIGNAL ACQUISITIONS II LLC

Financial Statements

December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of Global Signal Acquisitions II LLC at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 24, 2014

GLOBAL SIGNAL ACQUISITIONS II LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$31,036	$—
Restricted cash	—	400,493
Receivables, net of allowance of $374 and $224, respectively	40	306
Prepaid expenses	19,177	18,405
Deferred income tax assets	—	8,244
Deferred site rental receivables and other current assets	4,494	4,677
Total current assets	54,747	432,125
Deferred site rental receivables	208,707	161,297
Property and equipment, net	710,122	703,271
Goodwill	642,545	642,545
Site rental contracts and customer relationships, net	648,829	704,675
Other intangible assets, net	22,092	25,220
Long-term prepaid rent and other assets, net	24,095	23,036
Total assets	$2,311,137	$2,692,169

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$837	$215
Accrued income taxes	9,298	1,980
Deferred revenues	12,410	7,256
Other accrued liabilities	1,555	1,689
Total current liabilities	24,100	11,140
Deferred income tax liabilities	—	178,964
Deferred ground lease payable	69,600	61,513
Above-market leases and other liabilities	36,759	37,206
Total liabilities	130,459	288,823
Commitments and contingencies (note 8)
Member's equity:
Member's equity	2,083,747	2,348,992
Accumulated earnings (deficit)	96,931	54,354
Total member's equity	2,180,678	2,403,346
Total liabilities and equity	$2,311,137	$2,692,169

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2013	2012	2011

Site rental revenues	$402,771	$394,818	$346,990

Operating expenses:
Site rental cost of operations—third parties(a)	106,072	105,920	107,470
Site rental cost of operations—related parties(a)	26,592	22,936	17,338
Site rental cost of operations—total(a)	132,664	128,856	124,808
Management fee	26,689	25,138	23,369
Asset write-down charges	3,002	402	5,419
Depreciation, amortization, and accretion	112,347	106,581	107,058
Total operating expenses	274,702	260,977	260,654
Operating income (loss)	128,069	133,841	86,336
Other income (expense)	(102)	(8)	(13)
Income (loss) before income taxes	127,967	133,833	86,323
Benefit (provision) for income taxes	101,858	(51,959)	(31,728)
Net income (loss)	$229,825	$81,874	$54,595

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$229,825	$81,874	$54,595
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	112,347	106,581	107,058
Asset write-down charges	3,002	402	5,419
Deferred income tax benefit (provision)	(109,423)	51,023	30,430
Changes in assets and liabilities:
Increase (decrease) in accounts payable	617	59	109
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	18,276	4,274	(7,846)
Decrease (increase) in receivables	266	(40)	(68)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash, and other assets	(35,705)	(67,112)	(43,484)
Net cash provided by (used for) operating activities	219,205	177,061	146,213
Cash flows from investing activities:
Capital expenditures	(62,770)	(30,882)	(17,202)
Other investing activities	—	—	56
Net cash provided by (used for) investing activities	(62,770)	(30,882)	(17,146)
Cash flows from financing activities:
Net (increase) decrease in amount due from affiliates	(513,790)	165,292	(126,271)
Net (increase) decrease in restricted cash	388,391	(311,471)	(2,796)
Net cash provided by (used for) financing activities	(125,399)	(146,179)	(129,067)
Net increase (decrease) in cash and cash equivalents	31,036	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$31,036	$—	$—

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2010	$2,199,005	$(82,115)	$2,116,890
Equity contribution—income taxes (note 7)	50,215	—	50,215
Equity distribution (note 6)	(126,271)	—	(126,271)
Net income (loss)	—	54,595	54,595
Balance at December 31, 2011	$2,122,949	$(27,520)	$2,095,429
Equity contribution—income taxes (note 7)	60,751	—	60,751
Equity contribution (note 6)	165,292	—	165,292
Net income (loss)	—	81,874	81,874
Balance at December 31, 2012	$2,348,992	$54,354	$2,403,346
Equity contribution—income taxes (note 7)	61,297	—	61,297
Equity distribution (note 6)	(326,542)	(187,248)	(513,790)
Net income (loss)	—	229,825	229,825
Balance at December 31, 2013	$2,083,747	$96,931	$2,180,678

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying financial statements reflect the financial position, results of operations, and cash flows of Global Signal Acquisitions II LLC (the "Company"). The Company is a wholly-owned subsidiary of CC Holdings GS V LLC ("CCL"), which is an indirect, wholly-owned subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). As used herein, the term "including," and any variation thereof means "including without limitations. The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease, and manage communications towers and other structures, such as rooftops and interests in land under third party and related party towers in various forms (collectively, "towers," "sites" or "wireless infrastructure") to wireless communications companies. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "contracts"). The Company's sites are geographically dispersed across the United States.
Virtually all of the Company's sites are leased or subleased or operated or managed for an initial period under master lease and sublease agreements, including the master lease and sublease agreements, and other agreements with Sprint ("Sprint Sites"). In 2037, CCIC, through its subsidiaries (including the Company), has the option to purchase all (but not less than all) of the leased and subleased Sprint towers from Sprint for approximately $2.3 billion. The option to purchase these Sprint Sites is not a firm commitment and is not required. Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.	Summary of Significant Accounting Policies
Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less and is inclusive of cash held pursuant to the management agreement.
Restricted Cash
As of December 31, 2012, restricted cash represented the cash held in reserve by the indenture trustee or otherwise restricted pursuant to the indenture governing the previously outstanding senior secured notes issued by CCL and Crown Castle GS III Corp during 2009 ("7.75% Secured Notes") and which were redeemed in January 2013. The Company has classified the increases and decreases in restricted cash as (1) cash provided by financing activities for cash held by the indenture trustee based on consideration of the terms of the 7.75% Secured Notes, which was a critical feature of the 7.75% Secured Notes based on the indenture trustee's ability to utilize the restricted cash for payment of various expenses including debt service, although the cash flows have aspects of both financing activities and operating activities or (2) cash provided by operating activities for the other remaining restricted cash. Restricted cash increased cash flow from operating activities by $12.1 million for the year ended December 31, 2013 and decreased cash flow from operating activities by $5.6 million and $5.0 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, restricted cash included $316.6 million comprised of the cash held by the trustee to redeem all of the then outstanding 7.75% Secured Notes as discussed in note 5. Following the redemption of the 7.75% Secured Notes in January 2013, all of the remaining restricted cash was released to the Company.
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status or contractual provisions. Additions to the allowance for doubtful accounts are charged to "costs of operations" and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Lease Accounting
General. The Company classifies its leases at inception as either operating leases or capital leases. A lease is classified as a capital lease if at least one of the following criteria are met, subject to certain exceptions noted below: (1) the lease transfers ownership of the leased assets to the lessee, (2) there is a bargain purchase option, (3) the lease term is equal to 75% or more of the economic life of the leased assets, or (4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased assets.
Lessee. Leases for land are evaluated for capital lease treatment if at least one of the first two criteria mentioned in the immediately preceding paragraph is present relating to the leased assets. When the Company, as lessee, classifies a lease as a capital lease, it records an asset in an amount equal to the present value of the minimum lease payments under the lease at the beginning of the lease term. Applicable operating leases are recognized on a straight-line basis as discussed under "Costs of Operations" below.
Lessor. If the Company is the lessor of leased property that is part of a larger whole (including with respect to a portion of space on a tower) and for which fair value is not objectively determinable, then such lease is accounted for as an operating lease. As applicable, operating leases are recognized on a straight-line basis as discussed under "Revenue Recognition."
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of wireless infrastructure is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals, or improvements are capitalized, while maintenance and repairs are expensed. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $1.2 million, $0.6 million, and $1.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove wireless infrastructure or remediate the land upon which the Company's wireless infrastructure resides. With respect to Sprint Sites, the Company does not have retirement obligations to the extent such retirement would occur beyond the period for which it has a lease term. Asset retirement obligations are included in "above-market leases and other liabilities" on the Company's balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization, and accretion" expense on the Company's statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2013, which resulted in no impairments.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships or (2) below-market leases for land interests under the acquired wireless infrastructure classified as "other intangible assets, net." The site rental contracts and customer relationships intangible assets are comprised of (1) current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual customer basis, considering, among other things, the contractual provisions with the customer and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts, and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the wireless infrastructure.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Deferred Credits
Deferred credits are included in "above-market leases and other liabilities" on the Company's balance sheet and consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining lease term at the acquisition date.
Accrued Estimated Property Taxes
The accrual for estimated property tax obligations is based on assessments currently in effect or estimates of additional taxes. The Company recognizes the benefit of tax appeals upon ultimate resolution of the appeal. The Company's liability for accrued property taxes is included in "accrued expenses and payables" on the Company's balance sheet.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, prepaid rent, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables and other current assets" and "deferred site rental receivables." Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's balance sheet.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Costs of Operations
Approximately three-fourths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.
Generally, the ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the wireless infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate.
The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's balance sheet. The Company's asset related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's balance sheet.
Management Fee
The Company is charged a management fee by CCUSA, a wholly-owned, indirect subsidiary of CCIC, relating to management services which include those functions reasonably necessary to maintain, market, operate, manage and administer the sites. The management fee is equal to 7.5% of the Company's revenues excluding the revenues related to the accounting for leases with fixed escalators as required by the applicable accounting standards. See note 6.
Income Taxes
The Company is a limited liability company ("LLC"). Under federal and state income tax laws, regulations, and administrative rulings, single member LLCs are treated as disregarded entities for income tax return filing purposes (unless elected otherwise). Single member LLCs are flow through entities which do not pay income tax at the LLC level. The Company is included in the consolidated CCIC U.S. federal tax return. The Company's provision for income taxes is recorded using a method materially consistent with the separate return method.
During 2013, CCIC completed the steps necessary to qualify to operate as a Real Estate Investment Trust ("REIT") for U.S. federal income tax purposes. CCIC will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. As a REIT, CCIC may still be subject to certain federal, state, local, and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property and transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as REIT. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. In December 2013, the Company de-recognized its previously recorded U.S. federal and state net deferred tax assets and liabilities because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. See notes 7 and 12.
The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax asset if it is determined that it is "more likely than not" that the assets will not be realized.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The Company records a valuation allowance against deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of deferred tax assets each quarter and based upon projections of future taxable income, reversing deferred tax liabilities, or other known events that are expected to affect future taxable income, records a valuation allowance for assets that do not meet the "more likely than not" realization threshold. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based upon changes in facts and circumstances that impact the recoverability of the asset.
The Company does not currently maintain a formal tax sharing agreement with CCIC. Net operating losses used by the Company to reduce current taxes payable have resulted in member contributions from CCIC to the extent such attributes were generated by CCIC or other members of the consolidated group. Similarly, net operating losses of the Company used by CCIC or other members of the consolidated group to reduce current taxes payable have been treated as distributions from the Company to CCIC.
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company records penalties and tax-related interest expense as components of "benefit (provision) for income taxes." As of December 31, 2013 the Company has not recorded any penalties or tax-related interest expenses related to income taxes.
Fair Values
The Company's assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. The three levels of the fair value hierarchy are (1) Level 1 - quoted prices (unadjusted) in active and accessible markets, (2) Level 2 - observable prices that are based on inputs not quoted in active markets but corroborated by market data, and (3) Level 3 - unobservable inputs and are not corroborated by market data. The Company evaluates fair value hierarchy level classifications quarterly, and transfers between levels are effective at the end of the quarterly period.
The fair value of cash and cash equivalents and restricted cash approximates the carrying value. There were no changes since December 31, 2012 in the Company's valuation techniques used to measure fair values. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets, are as follows:

		December 31,
	Level in Fair Value Hierarchy	2013		2012
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	1	$31,036	$31,036	$—	$—
Restricted cash	1	$—	$—	$400,493	$400,493
Reporting Segments
The Company's operations consist of one operating segment.
Recent Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2013 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the year ended December 31, 2013 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2013	2012
Land(a)	—	$1,731	$2,183
Towers	1-20 years	1,043,453	1,005,213
Construction in progress	—	49,075	25,506
Total gross property and equipment		1,094,259	1,032,902
Less accumulated depreciation		(384,137)	(329,631)
Total property and equipment, net		$710,122	$703,271

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $55.2 million, $54.1 million, and $54.6 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases with Sprint, which have related gross property and equipment and accumulated depreciation of $1.1 billion and $377.0 million, respectively, as of December 31, 2013.

4.	Intangible Assets and Deferred Credits
The following is a summary of the Company's intangible assets.

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$1,008,243	$(359,414)	$648,829	$1,008,243	$(303,568)	$704,675
Other intangible assets	35,221	(13,129)	22,092	37,424	(12,204)	25,220
Total	$1,043,464	$(372,543)	$670,921	$1,045,667	$(315,772)	$729,895
Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2013	2012	2011
Depreciation, amortization and accretion	$55,845	$51,173	$51,173
Site rental costs of operations	1,662	1,854	2,183
Total amortization expense	$57,507	$53,027	$53,356
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2014 to 2018 is as follows:

	Years Ending December 31,
	2014	2015	2016	2017	2018
Estimated annual amortization	$58,985	$58,978	$58,968	$58,963	$58,963

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

See note 2 for a further discussion of deferred credits related to above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $1.5 million, $1.7 million and $2.0 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$32,741	$(12,818)	$19,923	$33,183	$(11,479)	$21,704
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2014 to 2018 is as follows:

	Years Ending December 31,
	2014	2015	2016	2017	2018
Estimated annual amortization	$1,529	$1,519	$1,488	$1,473	$1,469

5.	Debt
In December 2012, CCL and Crown Castle GS III Corp. (a subsidiary of CCL) issued $1.5 billion aggregate principal amount of senior secured notes ("2012 Secured Notes"), which are guaranteed by certain subsidiaries of CCL, including the Company. In addition, the 2012 Secured Notes are secured on a first-priority basis by a pledge of the equity interests of certain subsidiaries of CCL, including a pledge of the equity interests of the the Company.
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land, or other property up to an aggregate of $100.0 million, and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2013, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which the Company expects would currently restrict its ability to incur unsecured debt or issue additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into the management agreement (“Management Agreement”) with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company's reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to our sites. The management fee charged from CCUSA for the years ended December 31, 2013, 2012, and 2011 totaled $26.7 million, $25.1 million, and $23.4 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2013, there are approximately 30% of the Company's sites where the land under the tower is owned by an affiliate. The Company pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. Rent expense to affiliates totaled $26.6 million, $22.9 million, and $17.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The Company recorded a net equity contribution of $226.0 million for the year ended December 31, 2012, which is inclusive of the contribution of restricted cash of $316.6 million to repurchase or redeem the outstanding 7.75% Secured Notes. The Company recorded net equity distributions of $452.5 million and $76.1 million for the years ended December 31, 2013 and 2011, respectively, reflecting net distributions to its parent company. Cash on-hand above the amount that is required by the Management Agreement has been and is expected to continue to be distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes. See also note 12.

7.	Income Taxes
The Company is an LLC. Under the federal and state income tax laws, regulations, and administrative rulings, single member LLCs are treated as disregarded entities for income tax return filing purposes (unless elected otherwise). Single member LLCs are flow through entities which do not pay income tax at the LLC level. The Company is included in the consolidated CCIC U.S. federal tax return.
During 2013, CCIC completed the steps necessary to qualify to operate as a REIT for U.S. federal income tax purposes and received final approval from its board of directors. See note 12. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. As a result, in December 2013, the Company de-recognized all of its previously recorded U.S. federal and state net deferred tax assets and liabilities because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. As a result of the de-recognition of the aforementioned deferred tax assets and liabilities, the Company also recorded a corresponding net non-cash income tax benefit of $151.2 million. The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(7,565)	(936)	(1,298)
Total current	(7,565)	(936)	(1,298)
Deferred:
Federal	117,415	(43,989)	(29,425)
State	(7,992)	(7,034)	(1,005)
Total deferred	109,423	(51,023)	(30,430)
Total tax benefit (provision)	$101,858	$(51,959)	$(31,728)
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2013	2012	2011
Benefit (provision) for income taxes at statutory rate	$(44,788)	$(46,842)	$(30,213)
State tax benefit (provision), net of federal	(4,947)	(5,181)	(1,497)
Tax adjustment related to the REIT conversion	151,205	—	—
Other	388	64	(18)
	$101,858	$(51,959)	$(31,728)

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred income tax liabilities:
Intangible assets	$—	$246,636
Property and equipment	—	215,637
Deferred site rental receivables	—	63,919
Accrued liabilities	—	1,346
Total deferred income tax liabilities	—	527,538
Deferred income tax assets:
Net operating loss carryforwards	—	188
Deferred ground lease payable	—	23,975
Accrued liabilities	—	—
Receivables allowance	—	87
Prepaid lease	—	332,568
Valuation allowances	—	—
Total deferred income tax assets, net	—	356,818
Net deferred income tax asset (liabilities)	$—	$(170,720)
During 2013, 2012, and 2011, the Company recorded non-cash equity contributions of $61.3 million, $60.8 million, and $50.2 million, respectively, primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2013, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $5.3 million, of which, $0.8 million, $0.7 million, and $1.0 million of which were recorded in 2013, 2012, and 2011, respectively.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. At this time, CCIC is not subject to an IRS examination.

8.	Commitments and Contingencies
The Company is involved in various claims, lawsuits, or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's financial position or results of operations. See note 9 for a discussion of the operating lease commitments. In addition, see note 1 for a discussion of the Company's option to purchase approximately 68% of the Company's towers at the end of their respective lease terms. Such purchase option is a not firm commitment and is not required.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $1.3 million, $1.3 million, and $1.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, liabilities for retirement obligations amounted to $16.8 million and $15.5 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2013, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $39 million. See note 2.
Property Tax Commitments
The Company is obligated to pay, or reimburse others for, property taxes related to the Company's wireless infrastructure pursuant to operating leases with landlords or other contractual agreements. The property taxes for the year ended December 31, 2013 and future periods are contingent upon new assessments of the wireless infrastructure and the Company's appeals of assessments.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The Company has an obligation to reimburse Sprint for property taxes Sprint pays on the Company's behalf related to certain towers the Company leases from Sprint. The Company paid $13.2 million, $12.8 million, and $12.4 million for the year ended December 31, 2013, 2012, and 2011, respectively. The amount per tower to be paid to Sprint increases by 3% each successive year through 2037, the expiration of the lease term.

9.	Operating Leases
Tenant Contracts
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2013. Generally, the Company's contracts with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2013, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant contracts is approximately eight years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Tenant contracts	$344,511	$358,721	$358,831	$352,825	$351,398	$1,601,197	$3,367,483
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2013. The Company is obligated under non-cancelable operating contracts for land interests under nearly all of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately nine-tenths and four-tenths of the Company's site rental gross margins for the year ended December 31, 2013, are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$99,680	$101,374	$103,417	$105,437	$106,761	$1,365,413	$1,882,082
Rental expense from operating leases was $111.3 million, $108.0 million, and $105.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $18.2 million, $17.6 million, and $18.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

10.	Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. See notes 2 and 6.
The Company derives all of its revenues from customers in the wireless telecommunications industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, the use of customer contracts with contractually determinable payment terms and proactive management of past due balances. See note 1 for a discussion of the Sprint Sites.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Major Customers
The following table summarizes the percentage of the Company's revenue for its largest customers, including those customers accounting for more than 10% of the Company's revenues, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's pending acquisition of Leap Wireless.

	Years Ended December 31,
	2013	2012	2011
Sprint	52%	53%	49%
AT&T	19%	19%	22%
T-Mobile	17%	15%	15%
Verizon Wireless	9%	9%	10%
Total	97%	96%	96%

11.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2013, 2012, and 2011.

	For Years Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes (note 7)	61,297	60,751	50,215
Equity contribution (distribution) of amount due to (from) affiliates (note 6)	(513,790)	165,292	(126,271)

12.	Subsequent Events
CCIC REIT Election
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. See notes 2 and 7 for additional information concerning CCIC commencing operations as a REIT.

PINNACLE TOWERS LLC

Financial Statements

December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of Pinnacle Towers LLC at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 24, 2014

PINNACLE TOWERS LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2013	2012
ASSETS
Current assets:
Receivables, net of allowance of $959 and $1,254, respectively	$2,903	$2,236
Prepaid expenses	2,047	1,952
Deferred income tax assets	—	2,036
Deferred site rental receivables and other current assets	2,319	3,007
Total current assets	7,269	9,231
Deferred site rental receivables	63,515	49,323
Property and equipment, net	370,070	375,028
Goodwill	627,345	627,345
Site rental contracts and customer relationships, net	636,593	688,321
Other intangible assets, net	3,819	4,395
Long-term prepaid rent and other assets, net	5,425	5,451
Total assets	$1,714,036	$1,759,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,414	$1,015

Accrued income taxes	2,034	356
Deferred revenues	6,814	5,852
Other accrued liabilities	3,817	3,551
Total current liabilities	14,079	10,774
Deferred income tax liabilities	—	201,357
Deferred ground lease payable	7,055	6,942
Above-market leases and other liabilities	10,581	11,239
Total liabilities	31,715	230,312
Commitments and contingencies (note 8)
Member's equity:
Member's equity	1,540,422	1,571,473
Accumulated earnings (deficit)	141,899	(42,691)
Total member's equity	1,682,321	1,528,782
Total liabilities and equity	$1,714,036	$1,759,094

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2013	2012	2011

Site rental revenues	$173,686	$173,302	$167,699

Operating expenses:
Site rental cost of operations—third parties(a)	38,980	40,109	41,222
Site rental cost of operations—related parties(a)	3,210	2,924	2,542
Site rental cost of operations—total(a)	42,190	43,033	43,764
Management fee	12,042	11,813	11,536
Asset write-down charges	2,728	3,062	6,268
Depreciation, amortization, and accretion	75,415	73,230	72,968
Total operating expenses	132,375	131,138	134,536
Operating income (loss)	41,311	42,164	33,163
Other income (expense)	45	89	(16)
Income (loss) before income taxes	41,356	42,253	33,147
Benefit (provision) for income taxes	207,021	(17,174)	(13,531)
Net income (loss)	$248,377	$25,079	$19,616

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$248,377	$25,079	$19,616
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	75,415	73,230	72,968
Asset write-down charges	2,728	3,062	6,268
Deferred income tax benefit (provision)	(208,768)	16,818	13,454
Changes in assets and liabilities:
Increase (decrease) in accounts payable	291	507	99
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	1,959	(2,711)	(2,394)
Decrease (increase) in receivables	(667)	880	(405)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(13,506)	(16,534)	(13,401)
Net cash provided by (used for) operating activities	105,829	100,331	96,205
Cash flows from investing activities:
Capital expenditures	(20,678)	(18,698)	(15,490)
Other investing activities	239	7	304
Payments for acquisitions of businesses, net of cash acquired	—	—	(2,413)
Net cash provided by (used for) investing activities	(20,439)	(18,691)	(17,599)
Cash flows from financing activities:
Net (increase) decrease in amount due from affiliates	(85,390)	(81,640)	(78,606)
Net cash provided by (used for) financing activities	(85,390)	(81,640)	(78,606)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2010	$1,712,737	$(87,386)	$1,625,351
Equity contribution—income taxes (note 7)	7,183	—	7,183
Equity distribution (note 6)	(78,606)	—	(78,606)
Net income (loss)	—	19,616	19,616
Balance at December 31, 2011	$1,641,314	$(67,770)	$1,573,544
Equity contribution—income taxes (note 7)	11,799	—	11,799
Equity distribution (note 6)	(81,640)	—	(81,640)
Net income (loss)	—	25,079	25,079
Balance at December 31, 2012	$1,571,473	$(42,691)	$1,528,782
Equity distribution—income taxes (note 7)	(9,448)	—	(9,448)
Equity distribution (note 6)	(21,603)	(63,787)	(85,390)
Net income (loss)	—	248,377	248,377
Balance at December 31, 2013	$1,540,422	$141,899	$1,682,321

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations, and cash flows of Pinnacle Towers LLC and its consolidated wholly-owned subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of CC Holdings GS V LLC ("CCL"), which is an indirect, wholly-owned subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). All significant inter-company accounts, transactions, and profits have been eliminated. As used herein, the term "including," and any variation thereof means "including without limitations. The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease and manage communications towers and other structures, such as rooftops and interests in land under third party and related party towers in various forms (collectively, "towers," "sites" or "wireless infrastructure") to wireless communications companies. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "contracts"). The Company's sites are geographically dispersed across the United States. Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.	Summary of Significant Accounting Policies
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status or contractual provisions. Additions to the allowance for doubtful accounts are charged to "costs of operations" and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.
Lease Accounting
General. The Company classifies its leases at inception as either operating leases or capital leases. A lease is classified as a capital lease if at least one of the following criteria are met, subject to certain exceptions noted below: (1) the lease transfers ownership of the leased assets to the lessee, (2) there is a bargain purchase option, (3) the lease term is equal to 75% or more of the economic life of the leased assets, or (4) the present value of the minimum lease payments equals or exceeds 90% of the fair value of the leased assets.
Lessee. Leases for land are evaluated for capital lease treatment if at least one of the first two criteria mentioned in the immediately preceding paragraph is present relating to the leased assets. When the Company, as lessee, classifies a lease as a capital lease, it records an asset in an amount equal to the present value of the minimum lease payments under the lease at the beginning of the lease term. Applicable operating leases are recognized on a straight-line basis as discussed under "Costs of Operations" below.
Lessor. If the Company is the lessor of leased property that is part of a larger whole (including with respect to a portion of space on a tower) and for which fair value is not objectively determinable, then such lease is accounted for as an operating lease. As applicable, operating leases are recognized on a straight-line basis as discussed under "Revenue Recognition."

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of wireless infrastructure is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals, or improvements are capitalized, while maintenance and repairs are expensed. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $2.2 million, $2.7 million, and $5.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove wireless infrastructure or remediate the land upon which the Company's wireless infrastructure resides. Asset retirement obligations are included in "above-market leases and other liabilities" on the Company's balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion" expense on the Company's statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its most recent annual test of goodwill as of October 1, 2013, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships or (2) below-market leases for land interests under the acquired wireless infrastructure classified as "other intangible assets, net." The site rental contracts and customer relationships intangible assets are comprised of (1) current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual customer basis, considering, among other things, the contractual provisions with the customer and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of customer cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the wireless infrastructure.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant customer or by customer grouping for individually insignificant customers, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Deferred Credits
Deferred credits are included in "above-market leases and other liabilities" on the Company's consolidated balance sheet and consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining lease term at the acquisition date.
Accrued Estimated Property Taxes
The accrual for estimated property tax obligations is based on assessments currently in effect or estimates of additional taxes. The Company recognizes the benefit of tax appeals upon ultimate resolution of the appeal. The Company's liability for accrued property taxes is included in "accrued expenses and payables" on the Company's balance sheet.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the customer are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, prepaid rent, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables and other current assets" and "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's balance sheet.
Costs of Operations
Approximately two-thirds of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.
Generally, the ground lease agreements are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the lease agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the wireless infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's balance sheet. The Company's asset related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's balance sheet.
Management Fee
The Company is charged a management fee by CCUSA, a wholly-owned, indirect subsidiary of CCIC, relating to management services which include those functions reasonably necessary to maintain, market, operate, manage and administer the sites. The management fee is equal to 7.5% of the Company's revenues excluding the revenues related to the accounting for leases with fixed escalators as required by the applicable accounting standards. See note 6.
Income Taxes
The Company is a limited liability company ("LLC"). Under federal and state income tax laws, regulations, and administrative rulings, single member LLCs are treated as disregarded entities for income tax return filing purposes (unless elected otherwise). Single member LLCs are flow through entities which do not pay income tax at the LLC level. The Company is included in the consolidated CCIC U.S. federal tax return. The Company's provision for income taxes is recorded using a method materially consistent with the separate return method.
During 2013, CCIC completed the steps necessary to qualify to operate as a Real Estate Investment Trust ("REIT") for U.S. federal income tax purposes. CCIC will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. As a REIT, CCIC may still be subject to certain federal, state, local, and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local, or foreign income, franchise, property, and transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as REIT. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. In December 2013, the Company de-recognized its previously recorded U.S. federal and state net deferred tax assets and liabilities because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. See notes 7 and 12.
The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is provided on deferred tax asset if it is determined that it is "more likely than not" that the assets will not be realized.
The Company records a valuation allowance against deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. The Company reviews the recoverability of deferred tax assets each quarter and based upon projections of future taxable income, reversing deferred tax liabilities, and other known events that are expected to affect future taxable income, records a valuation allowance for assets that do not meet the "more likely than not" realization threshold. Valuation allowances may be reversed if related deferred tax assets are deemed realizable based upon changes in facts and circumstances that impact the recoverability of the asset.
The Company does not currently maintain a formal tax sharing agreement with CCIC. Net operating losses used by the Company to reduce current taxes payable have resulted in member contributions from CCIC to the extent such attributes were generated by CCIC or other members of the consolidated group. Similarly, net operating losses of the Company used by CCIC or other members of the consolidated group to reduce current taxes payable have been treated as distributions from the Company to CCIC.
The Company recognizes a tax position if it is "more likely than not" that it will be sustained upon examination. The tax position is measured at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. The Company records penalties and tax-related interest expense as components of "benefit (provision) for income taxes." As of December 31, 2013, the Company has not recorded any penalties and tax-related interest expense related to income taxes.
Reporting Segments
The Company determined its operations consist of one operating segment.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Recent Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2013 had a material impact on the Company's consolidated financial statements. No new accounting pronouncements issued during the year ended December 31, 2013 but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2013	2012
Land(a)	—	$57,908	$58,242
Towers	1-20 years	450,986	442,171
Construction in progress	—	20,710	13,591
Total gross property and equipment		529,604	514,004
Less accumulated depreciation		(159,534)	(138,976)
Total property and equipment, net		$370,070	$375,028

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $23.3 million, $22.9 million, and $22.8 million, respectively.

4.	Intangible Assets and Deferred Credits
The following is a summary of the Company's intangible assets.

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$984,435	$(347,842)	$636,593	$984,435	$(296,114)	$688,321
Other intangible assets	6,967	(3,148)	3,819	7,326	(2,931)	4,395
Total	$991,402	$(350,990)	$640,412	$991,761	$(299,045)	$692,716
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2013	2012	2011
Depreciation, amortization and accretion	$51,728	$49,964	$49,921
Site rental costs of operations	$350	$364	$616
Total amortization expense	$52,078	$50,328	$50,537
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2014 to 2018 is as follows:

	Years Ending December 31,
	2014	2015	2016	2017	2018
Estimated annual amortization	$50,859	$50,839	$50,825	$50,811	$50,800

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

See note 2 for a further discussion of deferred credits related to above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $0.4 million, $0.4 million and $0.4 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	December 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$8,697	$(3,337)	$5,360	$9,189	$(3,125)	$6,064
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2014 to 2018 is as follows:

	Years Ending December 31,
	2014	2015	2016	2017	2018
Estimated annual amortization	$361	$357	$354	$354	$334

5.	Debt
In December 2012, CCL and Crown Castle GS III Corp. (a subsidiary of CCL) issued $1.5 billion aggregate principal amount of senior secured notes ("2012 Secured Notes"), which are guaranteed by certain subsidiaries of CCL, including the Company. In addition, the 2012 Secured Notes are secured on a first priority basis by certain subsidiaries of CCL, including a pledge of the equity interests of the Company.
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land, or other property up to an aggregate of $100.0 million, and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2013, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which the Company expects would currently restrict its ability to incur unsecured debt or issue additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into the management agreement ("Management Agreement") with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2013, 2012, and 2011 totaled $12.0 million, $11.8 million, and $11.5 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2013, there are approximately 10% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $3.2 million, $2.9 million, and $2.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2013, 2012, and 2011, rent revenue from affiliates totaled $0.4 million, $0.6 million, and $0.2 million, respectively.
The Company recorded net equity distributions of $94.8 million, $69.8 million, and $71.4 million for the years ended December 31, 2013, 2012, and 2011, respectively, reflecting net distributions to its parent company. Cash on-hand above the amount that is required by the Management Agreement has and is expected to continue to be distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes.

7.	Income Taxes
The Company is an LLC. Under the federal and state income tax laws, regulations, and administrative rulings, single member LLCs are treated as disregarded entities for income tax return filing purposes (unless elected otherwise). Single member LLCs are flow through entities which do not pay income tax at the LLC level. The Company is included in the consolidated CCIC U.S. federal tax return.
During 2013, CCIC completed the steps necessary to qualify to operate as a REIT for U.S. federal income tax purposes and received final approval from its board of directors. See note 12. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. As a result, in December 2013, the Company de-recognized all of its previously recorded U.S. federal and state net deferred tax assets and liabilities because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future. As a result of the de-recognition of the aforementioned deferred tax assets and liabilities, the Company also recorded a corresponding net non-cash income tax benefit of $224.4 million. The benefit (provision) for income taxes consists of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	(1,747)	(356)	(77)
Total current	(1,747)	(356)	(77)
Deferred:
Federal	205,799	(13,314)	(10,422)
State	2,969	(3,504)	(3,032)
Total deferred	208,768	(16,818)	(13,454)
Total tax benefit (provision)	$207,021	$(17,174)	$(13,531)
A reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2013	2012	2011
Benefit (provision) for income taxes at statutory rate	$(14,474)	$(14,788)	$(11,601)
State tax benefit (provision), net of federal	(2,456)	(2,509)	(2,021)
Tax adjustment related to the REIT conversion	224,449	—	—
Other	(498)	123	91
	$207,021	$(17,174)	$(13,531)

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The components of the net deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred income tax liabilities:
Intangible assets	$—	$240,539
Property and equipment	—	28,366
Deferred site rental receivables	—	20,100
Total deferred income tax liabilities	—	289,005
Deferred income tax assets:
Net operating loss carryforwards	—	82,441
Deferred ground lease payable	—	2,750
Accrued liabilities	—	4,007
Receivables allowance	—	486
Property and equipment	—	—
Total deferred income tax assets, net	—	89,684
Net deferred income tax asset (liabilities)	$—	$(199,321)
During 2013, the Company recorded non-cash equity distribution of $9.4 million primarily related to other members of CCIC's federal consolidated group use of the Company's net operating losses. During 2012 and 2011, the Company recorded non-cash equity contributions of $11.8 million and $7.2 million, respectively, primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2013, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.5 million, of which, $0.2 million and $0.3 million of which were recorded in 2013 and 2012, respectively.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. At this time, CCIC is not subject to an IRS examination.

8.	Commitments and Contingencies
The Company is involved in various claims, lawsuits, or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, liabilities for retirement obligations amounted to $5.0 million and $4.8 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2013, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $70 million. See note 2.
Property Tax Commitments
The Company is obligated to pay, or reimburse others for, property taxes related to the Company's wireless infrastructure pursuant to operating leases with landlords or other contractual agreements. The property taxes for the year ended December 31, 2013 and future periods are contingent upon new assessments of the wireless infrastructure and the Company's appeals of assessments.
Operating Lease Commitments
See note 9 for a discussion of operating lease commitments.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

9.	Leases
Tenant Contracts
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2013. Generally, the Company's contracts with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2013, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant contracts is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Tenant contracts	$139,054	$131,094	$123,242	$117,823	$109,237	$502,260	$1,122,710
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2013. The Company is obligated under non-cancelable operating contracts for land interests under two-thirds of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately nine-tenths and seven-tenths of the Company's site rental gross margin for the year ended December 31, 2013, are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$23,959	$23,926	$23,749	$23,275	$22,977	$271,216	$389,102
Rental expense from operating leases was $26.5 million, $26.2 million, and $26.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $9.5 million, $9.7 million, and $9.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

10.	Concentration of Credit Risk
The financial instrument that potentially subjects the Company to concentrations of credit risk is primarily trade receivables.
The Company derives all of its revenues from customers in the wireless telecommunications industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its customers, the use of customer contracts with contractually determinable payment terms and proactive management of past due balances.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Major Customers
The following table summarizes the percentage of the Company's revenue for its largest customers, including those customers accounting for more than 10% of the Company's revenues, after giving effect to T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's pending acquisition of Leap Wireless.

	Years Ended December 31,
	2013	2012	2011
Sprint	22%	22%	21%
AT&T	20%	19%	20%
T-Mobile	15%	13%	12%
Verizon Wireless	11%	10%	11%
Total	68%	64%	64%

11.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2013, 2012, and 2011.

	For Years Ended December 31,
	2013	2012	2011
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes (note 7)	(9,448)	11,799	7,183
Equity contribution (distribution) of amount due to (from) affiliates (note 6)	(85,390)	(81,640)	(78,606)

12.	Subsequent Events
CCIC REIT Election
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations will be part of the CCIC REIT. See notes 2 and 7 for additional information concerning CCIC commencing operations as a REIT.

Exhibit Index

Exhibit No.		Description

(a)	3.1	Certificate of Formation, as amended, of CC Holdings GS V LLC

(a)	3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC

(b)	4.1
Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023

(a)	4.2
Pledge and Security Agreement as of December 24, 2012 by and among CC Holdings GS V LLC, Pinnacle Towers LLC, Pinnacle Towers III LLC, Pinnacle Towers V Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023

(c)	10.1	Agreement to Contribute, Lease and Sublease, dated as February 14, 2005 among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.

(d)	10.2
Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(d)	10.3	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(d)	10.4
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, asessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(d)	10.5	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(d)	10.6
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(d)	10.7	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

(a)	10.8
Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners

(a)	10.9
Registration Rights Agreement, dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-4 (Registration No. 333-187970) on April 17, 2013.

(b)	Incorporated by reference to the exhibit previously filed by Crown Castle International Corp. on Form 8-K (File No. 001-16441) on December 28, 2012.

(c)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (File No. 001-32168) on February 17, 2005.

(d)	Incorporated by reference to the exhibit previously filed by Global Signal Inc. on Form 8-K (File No. 001-32168) on May 27, 2005.