Form 10-Q
period 2014-03-31
CC Holdings GS V LLC
filed 2014-05-06
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period              to

Commission File Number 333-187970
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 31, 2014, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, cancellations of customer contracts including the impact of Sprint decommissioning its iDEN network, customer consolidation or ownership changes, or demand for our sites, (2) availability of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditure limitations resulting from being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") (and strategic decisions made by CCIC management that enable such discretionary investments), (3) anticipated growth in our future revenues, margins, and operating cash flows, (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants and (5) the potential advantages, benefits or impact of, or opportunities created by, CCIC's conversion to a real estate investment trust ("REIT") (as a disregarded entity of CCIC for U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT).
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("2013 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,739	$31,036
Receivables, net	4,830	3,064
Prepaid expenses	21,230	21,625
Deferred site rental receivables and other current assets	7,921	6,994
Total current assets	84,720	62,719
Deferred site rental receivables	298,068	286,375
Property and equipment, net of accumulated depreciation of $589,942 and $569,477, respectively	1,147,124	1,147,392
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,355,757	1,384,730
Long-term prepaid rent, deferred financing costs and other assets, net	49,370	49,573
Total assets	$4,273,769	$4,269,519

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$21,034	$17,996
Accrued interest	21,254	8,655
Deferred revenues	21,725	19,981
Total current liabilities	64,013	46,632
Debt	1,500,000	1,500,000
Deferred ground lease payable	81,818	79,452
Above-market leases and other liabilities	49,782	50,069
Total liabilities	1,695,613	1,676,153
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,327,938	2,327,938
Accumulated earnings (deficit)	250,218	265,428
Total member's equity	2,578,156	2,593,366
Total liabilities and equity	$4,273,769	$4,269,519

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2014	2013

Site rental revenues	$156,902	$150,460

Operating expenses:
Site rental cost of operations—third parties(a)	37,391	36,885
Site rental cost of operations—related parties(a)	7,480	6,780
Site rental cost of operations—total(a)	44,871	43,665
Management fee—related party	10,841	9,945
Asset write-down charges	854	982
Depreciation, amortization and accretion	50,300	47,463
Total operating expenses	106,866	102,055
Operating income (loss)	50,036	48,405
Interest expense and amortization of deferred financing costs	(13,306)	(18,633)
Gains (losses) on retirement of long-term obligations	—	(18,059)
Other income (expense)	(6)	40
Income (loss) before income taxes	36,724	11,753
Benefit (provision) for income taxes	—	(5,286)
Net income (loss)	$36,724	$6,467

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$36,724	$6,467
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	50,300	47,463
Amortization of deferred financing costs and other non-cash interest on long-term debt	707	5,463
Asset write-down charges	854	982
Gains (losses) on retirement of long-term obligations	—	18,059
Deferred income tax benefit (provision)	—	4,949
Changes in assets and liabilities:
Increase (decrease) in accrued interest	12,599	8,797
Increase (decrease) in accounts payable	(541)	(58)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	6,729	8,902
Decrease (increase) in receivables	(1,766)	97
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash and other assets	(12,271)	(9,825)
Net cash provided by (used for) operating activities	93,335	91,296
Cash flows from investing activities:
Capital expenditures	(21,698)	(19,179)
Net cash provided by (used for) investing activities	(21,698)	(19,179)
Cash flows from financing activities:
Purchases and redemptions of long-term debt	—	(312,421)
Net (increase) decrease in amount due from affiliates	(51,934)	(107,324)
Net (increase) decrease in restricted cash	—	388,391
Net cash provided by (used for) financing activities	(51,934)	(31,354)
Net increase (decrease) in cash and cash equivalents	19,703	40,763
Cash and cash equivalents at beginning of period	31,036	—
Cash and cash equivalents at end of period	$50,739	$40,763

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2014	$2,327,938	$265,428	$2,593,366
Equity distribution (note 4)	—	(51,934)	(51,934)
Net income (loss)	—	36,724	36,724
Balance, March 31, 2014	$2,327,938	$250,218	$2,578,156

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2013	$2,495,641	$(132,076)	$2,363,565
Equity contribution—income taxes (note 5)	6,910	—	6,910
Equity distribution (note 4)	(107,324)	—	(107,324)
Net income (loss)	—	6,467	6,467
Balance, March 31, 2013	$2,395,227	$(125,609)	$2,269,618

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

1.	General
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations, and cash flows of CC Holdings GS V LLC ("CCL") and its consolidated wholly-owned subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). CCL is a Delaware limited liability company that is a holding company and an issuer of the Company's debt. All significant intercompany accounts, transactions, and profits have been eliminated.
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2013, and related notes thereto, included in the 2013 Form 10-K filed by the Company with the SEC.
The Company is organized specifically to own, lease and manage sites. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements. The Company's sites are geographically dispersed across the United States. Management services related to the Company's sites are performed by CCUSA, an affiliate of the Company, under the Management Agreement, as the Company has no employees.
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, the Company's assets and operations are part of the CCIC REIT. See note 5.
Approximately 68% of the Company's sites are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master lease or other agreements with Sprint ("Sprint Sites"). CCIC, through its subsidiaries (including the Company) has the option to purchase in 2037 all (but not less than all) of the Sprint Sites from Sprint for approximately $2.3 billion. The Company has no obligation to exercise the purchase option.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of March 31, 2014, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2014 and 2013. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2013 Form 10-K.
New Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2014 had a material impact on the Company's condensed consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2014 but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

3.	Debt

The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The weighted-average stated interest rate of the 2012 Secured Notes as of March 31, 2014 is 3.4% per annum. The outstanding balance of the 2012 Secured Notes as of March 31, 2014 and December 31, 2013 was $1.5 billion.
Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Three Months Ended March 31,
	2014	2013
Interest expense on debt obligations	$12,599	$13,170
Amortization of deferred financing costs	707	2,495
Amortization of adjustments on long-term debt	—	2,968
Total	$13,306	$18,633	(a)

(a)	Inclusive of the impact of the 7.75% Secured Notes, which were redeemed during January 2013.

4.	Related Party Transactions
Pursuant to the Management Agreement, CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company’s Operating Revenues, as defined in the Management Agreement, which is based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses (which includes real estate and personal property taxes, ground lease and easement payments, and insurance premiums). Further, in connection with its role as Manager, CCUSA may make certain modifications to the Company's sites.
In addition, CCUSA may perform installation services on the Company's towers, for which the Company is not a party to any agreement and for which no operating results are reflected herein.
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of March 31, 2014, there was approximately 24% of the Company's sites where the land under the tower is owned by an affiliate. Also, the Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on.
For the three months ended March 31, 2014, the Company recorded an equity distribution of $51.9 million reflecting distributions to its member and ultimately other subsidiaries of CCIC. For the three months ended March 31, 2013, the Company recorded net equity distributions of $100.4 million, reflecting (1) net distributions to its member and ultimately other subsidiaries of CCIC, inclusive of the distribution of excess cash from the refinancing of the 7.75% Secured Notes, and (2) non-cash equity contributions primarily related to the use by the Company of the tax attributes from other members of CCIC's federal consolidated group. Cash on hand above the amount that is required by the Management Agreement has and is expected to continue to be distributed to the Company's parent company. See note 5 for a discussion of the equity contribution related to income taxes.

5.	Income Taxes
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, CCIC will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. For U.S. federal income tax purposes, the Company's assets and operations are part of the CCIC REIT.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

For the three months ended March 31, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's dividends paid deduction. For the three months ended March 31, 2013, the Company's effective tax rate differed from the federal statutory rate predominately due to state taxes, including the impact of certain subsidiaries without state income tax filing requirements incurring taxable losses for which no state benefit could be recorded.  During the three months ended March 31, 2013, the Company recorded non-cash equity contributions primarily related to the use by the Company of the tax attributes from other members of CCIC's federal consolidated group.

6.	Fair Values
The fair value of cash and cash equivalents and restricted cash approximates the carrying value. The Company determines the fair value of its debt securities based on indicative quotes (that are non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if applicable. There were no changes since December 31, 2013 in the Company's valuation techniques used to measure fair values. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities, are as follows:

	Level in Fair Value Hierarchy	March 31, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$50,739	$50,739	$31,036	$31,036
Liabilities:
Debt	2	1,500,000	1,472,390	1,500,000	1,426,880

7.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, the Company has the option to purchase in 2037 all (but not less than all) of the Sprint Sites, which represent approximately 68% of the Company's sites. The Company has no obligation to exercise the purchase option.

8.	Supplemental Cash Flow Information

The following table is a summary of the supplemental cash flow information during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$—	$4,375
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes	—	6,910
Equity contribution (distribution) of amount due to affiliates (note 4)	(51,934)	(107,324)

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

9.	Guarantor Subsidiaries
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
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the the consolidated financial statements of the Company including the related notes and "Item 7."Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2013 Form 10-K. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in our 2013 Form 10-K. Unless this Quarterly Report on Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used herein refer to CC Holdings GS V LLC and its subsidiaries.
General Overview
We own, lease or manage sites located across the United States. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. The following are certain highlights of our business fundamentals as of and for the three months ended March 31, 2014:

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

◦
Based on Sprint's stated intention to decommission its iDEN network and our contractual terms with Sprint, we expect our revenues with Sprint to be impacted by the iDEN network decommissioning. For the three months ended March 31, 2014, revenues from Sprint related to iDEN represented approximately 7% of our total revenues. The iDEN leases have effective term-end dates generally spread throughout 2014 and 2015.

•	Organizational Structure

◦	Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT.

◦
Our subsidiaries (other than Crown Castle GS III Corp.) were organized specifically to own, lease, and manage certain shared wireless infrastructure, such as towers or other structures, and have no employees.

◦
Management services, including those functions reasonably necessary to maintain, market, operate, manage or administer our sites, are performed by CCUSA. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.

•	Site rental revenues under long-term customer contracts with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of approximately seven years, exclusive of renewals at the customers' option representing approximately $5 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦
Sprint, AT&T, T-Mobile and Verizon Wireless collectively accounted for approximately 87% of our site rental revenues, after giving effect to AT&T's acquisition of Leap Wireless (completed in March 2014).

•	Majority of land interests under our wireless infrastructure are under long-term control

◦
Approximately nine-tenths and one-half of our site rental gross margin is derived from sites that we own or control for greater than 10 and 20 years, respectively. The aforementioned amounts include sites that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately one-seventh of our site rental gross margin.

◦
Approximately 17% of our site rental cost of operations represents ground lease payments to an affiliate of ours. Such affiliate acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our cash operating expenses tend to escalate at approximately the rate of inflation and are not typically influenced by new tenant additions.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures were approximately 1% of net revenues.

•	Fixed rate debt with no short-term maturities

◦
Our debt consists of the 2012 Secured Notes, which consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $93.3 million.

◦	We believe our business can be characterized as a stable cash flow stream, which we expect to grow as a result of contractual escalators and future anticipated demand for our wireless infrastructure.
CCIC REIT Election
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. CCIC also may still be subject to certain federal, state or local and foreign taxes on its income or assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property and transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended, to maintain qualification for taxation as REIT. For U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT.

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2013 Form 10-K. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts. See "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 2 to our 2013 Form 10-K.
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$156,902	$150,460	4%
	156,902	150,460	4%
Operating expenses:
Costs of operations(a)(b)	44,871	43,665	3%
Management fee(b)	10,841	9,945	9%
Asset write-down charges	854	982	(13)%
Depreciation, amortization and accretion	50,300	47,463	6%
Total operating expenses	106,866	102,055	5%
Operating income (loss)	50,036	48,405	3%
Interest expense and amortization of deferred financing costs(b)	(13,306)	(18,633)	(29)%
Gains (losses) on retirement of long-term obligations	—	(18,059)
Other income (expense)	(6)	40
Income (loss) before income taxes	36,724	11,753
Benefit (provision) for income taxes	—	(5,286)
Net income (loss)	$36,724	$6,467
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.
First Quarter 2014 and 2013
Site rental revenues for the three months ended March 31, 2014 increased by $6.4 million, or 4%, from the same period in the prior year. This growth in site rental revenues was comprised of an approximately 3% increase due to a contract termination payment and was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of customer contracts, escalations and cancellations of customer contracts. See "Item 2. MD&A—General Overview" herein and our 2013 Form 10-K for further discussion of the impact of customers' network enhancement deployments, recent customer consolidations, or any related non-renewal of customer contracts.
Site rental gross margins for the three months ended March 31, 2014 increased by $5.2 million, or 5%, from the same period in 2013. The increase in the site rental gross margins was related to the previously mentioned 4% increase in site rental revenues and the relatively fixed costs to operate our towers.
The management fee for the three months ended March 31, 2014 increased by $0.9 million, or 9%, from the three months ended March 31, 2013, but remained 7% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Interest expense and amortization of deferred financing costs for the three months ended March 31, 2014 decreased by $5.3 million, or 29%, from the same period in 2013. The decrease is a result of the timing of the redemption of the 7.75% Secured Notes (which occurred in January 2013), including the impact of (1) the acceleration of the amortization of adjustments on long-term debt and deferred financing costs and (2) the lower interest rate. See note 5 to our consolidated financial statements in our 2013 Form 10-K.

During the three months ended March 31, 2013, the Company completed the January 2013 Redemption, utilizing $316.6 million of restricted cash which resulted in a loss of $18.1 million.
There was no benefit (provision) for income taxes for the three months ended March 31, 2014 compared to a provision of $5.3 million for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 differs from the federal statutory rate due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. The effective tax rate for the three months ended March 31, 2013 differs from the federal statutory rate predominately due to state tax expense. See also "MD&A—General Overview."
Net income for the three months ended March 31, 2014 was $36.7 million, compared to income of $6.5 million for the three months ended March 31, 2013, which was predominantly due to (1) a change in our benefit (provision) for income taxes as discussed above and (2) a decrease in interest expense and amortization of deferred financing costs and net losses on the retirement of debt as a result of the refinancing of our debt in the first quarter of 2013.

Liquidity and Capital Resources
Overview
General. We believe our business can be characterized as a stable cash flow stream, which is generated by revenues under long-term contracts. Historically, our net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures. For the foreseeable future, we expect to continue to generate net cash provided by operating activities (exclusive of movements in working capital) if we realize expected growth in our business that exceeds our capital expenditures. We seek to allocate the net cash provided by our operating activities in a manner that we believe drives value for our member and ultimately CCIC, including (1) activities to enhance operating results, such as capital expenditures to accommodate additional tenants and (2) distributing all of our excess cash to our member and ultimately other subsidiaries of CCIC. Historically, CCIC has typically invested the distributed cash into activities such as (in no particular order) purchasing its common stock, acquiring or constructing wireless infrastructure, acquiring land interests under towers, improving or structurally enhancing its existing wireless infrastructure, including with respect to our sites, or purchasing, repaying or redeeming its debt.
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT. Historically, we have paid minimal cash income taxes as a result of CCIC's available net operating loss carryforwards. We expect to continue to pay minimal cash income taxes as a result of the aforementioned net operating loss carryforwards and the inclusion of our assets and operations in the CCIC REIT. See "Item 2. MD&A—General Overview."
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2014:

March 31, 2014
(In thousands of dollars)
Cash and cash equivalents	$50,739
Debt	1,500,000
Total member's equity	2,578,156
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

See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Three Months Ended March 31,
	2014	2013	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$93,335	$91,296	$2,039
Investing activities	(21,698)	(19,179)	(2,519)
Financing activities	(51,934)	(31,354)	(20,580)
Net increase (decrease) in cash and cash equivalents	$19,703	$40,763	$(21,060)
Operating Activities
The increase in net cash provided by operating activities for the first three months of 2014 of $2.0 million, or 2%, from the first three months of 2013 was due primarily to the previously mentioned increase in site rental revenues and lower cash interest payments due to the refinancing of our 7.75% Secured Notes offset by a change in restricted cash and other working capital fluctuations. Changes in working capital and particularly changes in restricted cash, deferred site rental receivables, deferred rental revenues, accrued interest and prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments and receipts. We expect to grow our net cash provided by operating activities in the future (exclusive of the impact of working capital) if we realize expected growth in our business.
Investing Activities
Capital Expenditures

	Three Months Ended March 31,
	2014	2013	Change
	(In thousands of dollars)
Wireless infrastructure construction, improvements and other(a)	$20,737	$17,946	$2,791
Sustaining	961	1,233	(272)
Total	$21,698	$19,179	$2,519

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

Financing Activities
The net cash flows used for financing activities in the three months ended March 31, 2014 and March 31, 2013 included the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. The net cash flows used for financing activities in the three months ended March 31, 2013 are related to the redemption of the 7.75% Secured Notes in January 2013, which was funded using restricted cash. See notes 4 and 5 to our condensed consolidated financial statements for disclosure of the equity contributions and distributions related to net operating losses from related members outside of our consolidated subsidiaries and distributions of excess cash to our member and ultimately other subsidiaries of CCIC.
2012 Secured Notes
See our 2013 Form 10-K for a discussion of the 2012 Secured Notes, debt restrictions, and disclosures about market risk. Based on restrictive covenants, we are currently restricted in our ability to incur unsecured debt or issue additional notes. We are not restricted in our ability to distribute cash to affiliates or issue dividends to our parent.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2014 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2013 are described in "Item 7. MD&A" and in note 2 in our 2013 Form 10-K. The critical accounting policies and estimates for the first three months of 2014 have not changed from the critical accounting policies for the year ended December 31, 2013.
Impact of Accounting Standards Issued But Not Yet Adopted and Those Adopted in 2014
No accounting pronouncements adopted during the three months ended March 31, 2014 had a material impact on our condensed consolidated financial statements. No new accounting pronouncements issued during the three months ended March 31, 2014 but not yet adopted are expected to have a material impact on our condensed consolidated financial statements.

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
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2013 Form 10-K.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	May 6, 2014	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 6, 2014	By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.		Description

(a)	3.1	Certificate of Formation, as amended, of CC Holdings GS V LLC

(a)	3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-4 (Registration No. 333-187970) on April 17, 2013.