Form 10-Q
period 2014-06-30
CC Holdings GS V LLC
filed 2014-08-08
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, non-renewals of customer contracts including the impact of Sprint decommissioning its iDEN network, customer consolidation or ownership changes, or demand for our sites, (2) availability and adequacy of cash flows and liquidity for, or plans regarding, distributions or discretionary investments, including capital expenditure limitations resulting from being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") (and strategic decisions made by CCIC management that enable such discretionary investments), (3) anticipated growth in our future revenues, margins, and operating cash flows, (4) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants and (5) the potential advantages, benefits or impact of, or opportunities created by, CCIC's conversion to a real estate investment trust ("REIT") (as a disregarded entity of CCIC for U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT).
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,953	$31,036
Receivables, net	4,438	3,064
Prepaid expenses	29,115	21,625
Deferred site rental receivables and other current assets	7,583	6,994
Total current assets	70,089	62,719
Deferred site rental receivables	310,277	286,375
Property and equipment, net of accumulated depreciation of $610,628 and $569,477, respectively	1,145,059	1,147,392
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,326,713	1,384,730
Long-term prepaid rent, deferred financing costs and other assets, net	49,067	49,573
Total assets	$4,239,935	$4,269,519

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$17,745	$17,996
Accrued interest	8,655	8,655
Deferred revenues	17,438	19,981
Total current liabilities	43,838	46,632
Debt	1,500,000	1,500,000
Deferred ground lease payable	84,043	79,452
Above-market leases and other liabilities	49,633	50,069
Total liabilities	1,677,514	1,676,153
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,327,938	2,327,938
Accumulated earnings (deficit)	234,483	265,428
Total member's equity	2,562,421	2,593,366
Total liabilities and equity	$4,239,935	$4,269,519

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Site rental revenues	$153,086	$150,727	$309,988	$301,187

Operating expenses:
Site rental cost of operations—third parties(a)	37,175	37,499	74,566	74,384
Site rental cost of operations—related parties(a)	7,600	7,067	15,080	13,847
Site rental cost of operations—total(a)	44,775	44,566	89,646	88,231
Management fee—related party	10,525	10,013	21,366	19,958
Asset write-down charges	540	1,016	1,394	1,998
Depreciation, amortization and accretion	49,816	49,820	100,116	97,283
Total operating expenses	105,656	105,415	212,522	207,470
Operating income (loss)	47,430	45,312	97,466	93,717
Interest expense and amortization of deferred financing costs	(13,305)	(13,142)	(26,611)	(31,775)
Gains (losses) on retirement of long-term obligations	—	(43)	—	(18,102)
Other income (expense)	(7)	11	(13)	51
Income (loss) before income taxes	34,118	32,138	70,842	43,891
Benefit (provision) for income taxes	(200)	(12,649)	(200)	(17,935)
Net income (loss)	$33,918	$19,489	$70,642	$25,956

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$70,642	$25,956
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	100,116	97,283
Amortization of deferred financing costs and other non-cash interest on long-term debt	1,414	6,142
Asset write-down charges	1,394	1,998
Gains (losses) on retirement of long-term obligations	—	18,102
Deferred income tax benefit (provision)	—	16,413
Changes in assets and liabilities:
Increase (decrease) in accrued interest	—	3,733
Increase (decrease) in accounts payable	(1,184)	166
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	1,471	13,692
Decrease (increase) in receivables	(1,374)	(127)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash and other assets	(31,805)	(35,757)
Net cash provided by (used for) operating activities	140,674	147,601
Cash flows from investing activities:
Capital expenditures	(41,170)	(40,523)
Other investing activities	—	20
Net cash provided by (used for) investing activities	(41,170)	(40,503)
Cash flows from financing activities:
Purchases and redemptions of long-term debt	—	(312,464)
Net (increase) decrease in amount due from affiliates	(101,587)	(163,883)
Net (increase) decrease in restricted cash	—	388,391
Net cash provided by (used for) financing activities	(101,587)	(87,956)
Net increase (decrease) in cash and cash equivalents	(2,083)	19,142
Cash and cash equivalents at beginning of period	31,036	—
Cash and cash equivalents at end of period	$28,953	$19,142

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2014	$2,327,938	$250,218	$2,578,156
Equity distribution (note 4)	—	(49,653)	(49,653)
Net income (loss)	—	33,918	33,918
Balance, June 30, 2014	$2,327,938	$234,483	$2,562,421

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2013	$2,395,227	$(125,609)	$2,269,618
Equity contribution—income taxes (note 5)	14,605	—	14,605
Equity distribution (note 4)	(56,559)	—	(56,559)
Net income (loss)	—	19,489	19,489
Balance, June 30, 2013	$2,353,273	$(106,120)	$2,247,153

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2014	$2,327,938	$265,428	$2,593,366
Equity distribution (note 4)	—	(101,587)	(101,587)
Net income (loss)	—	70,642	70,642
Balance, June 30, 2014	$2,327,938	$234,483	$2,562,421

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2013	$2,495,641	$(132,076)	$2,363,565
Equity contribution—income taxes (note 5)	21,515	—	21,515
Equity distribution (note 4)	(163,883)	—	(163,883)
Net income (loss)	—	25,956	25,956
Balance, June 30, 2013	$2,353,273	$(106,120)	$2,247,153

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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of June 30, 2014, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2014 and 2013. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2014 had a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company as of January 1, 2017.  This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its consolidated financial statements.

3.	Debt

The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The weighted-average stated interest rate of the 2012 Secured Notes as of June 30, 2014 is 3.4% per annum. The outstanding balance of the 2012 Secured Notes as of June 30, 2014 and December 31, 2013 was $1.5 billion.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense on debt obligations	$12,598	$12,463	$25,197	$25,633
Amortization of deferred financing costs	707	679	1,414	3,174
Amortization of adjustments on long-term debt	—	—	—	2,968
Total	$13,305	$13,142	$26,611	$31,775	(a)

(a)	Inclusive of the impact of the 7.75% Secured Notes, which were redeemed during January 2013.

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of June 30, 2014, there was approximately 24% of the Company's sites where the land under the tower is owned by an affiliate. Also, the Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

For the six months ended June 30, 2014, the Company recorded an equity distribution of $101.6 million reflecting distributions to its member and ultimately other subsidiaries of CCIC. For the six months ended June 30, 2013, the Company recorded net equity distributions of $142.4 million, reflecting (1) net distributions to its member and ultimately other subsidiaries of CCIC, inclusive of the distribution of excess cash from the refinancing of the 7.75% Secured Notes, and (2) non-cash equity contributions primarily related to the use by the Company of the tax attributes from other members of CCIC's federal consolidated group. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. See note 5 for a discussion of the equity contribution related to income taxes.

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
For the six months ended June 30, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's dividends paid deduction. For the six months ended June 30, 2013, the Company's effective tax rate differed from the federal statutory rate predominately due to state taxes.  During the six months ended June 30, 2013, the Company recorded non-cash equity contributions primarily related to the use by the Company of the tax attributes from other members of CCIC's federal consolidated group.

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

	Level in Fair Value Hierarchy	June 30, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$28,953	$28,953	$31,036	$31,036
Liabilities:
Debt	2	1,500,000	1,515,625	1,500,000	1,426,880

7.	Commitments and Contingencies
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

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

8.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$25,197	$21,900
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes	—	21,515
Equity contribution (distribution) of amount due to affiliates (note 4)	(101,587)	(163,883)

9.	Guarantor Subsidiaries
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
General Overview
We own, lease or manage sites located across the United States. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year. The following are certain highlights of our business fundamentals as of and for the six months ended June 30, 2014:

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

◦
Based on Sprint's stated intention to decommission its iDEN network and our contractual terms with Sprint, we expect our revenues with Sprint to be impacted by the iDEN network decommissioning. For the six months ended June 30, 2014, revenues from Sprint related to iDEN represented approximately 6% of our total revenues. The iDEN leases have effective term-end dates spread throughout 2014 and 2015. The impact of the iDEN network decommissioning is included as a component of non-renewals of customer contracts as referenced herein.

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

◦
Sprint, AT&T, T-Mobile and Verizon Wireless collectively accounted for approximately 88% of our site rental revenues, after giving effect to AT&T's acquisition of Leap Wireless (completed in March 2014).

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

◦
Approximately 17% of our site rental cost of operations represents ground lease payments to affiliates of ours. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

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

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $140.7 million.

◦	We believe our business can be characterized as a stable cash flow stream, which we expect to grow as a result of contractual escalators and future anticipated demand for our wireless infrastructure.
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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$153,086	$150,727	2%
Operating expenses:
Costs of operations(a)(b)	44,775	44,566	—%
Management fee(b)	10,525	10,013	5%
Asset write-down charges	540	1,016	(47)%
Depreciation, amortization and accretion	49,816	49,820	—%
Total operating expenses	105,656	105,415	—%
Operating income (loss)	47,430	45,312	5%
Interest expense and amortization of deferred financing costs	(13,305)	(13,142)	1%
Gains (losses) on retirement of long-term obligations	—	(43)
Other income (expense)	(7)	11
Income (loss) before income taxes	34,118	32,138
Benefit (provision) for income taxes	(200)	(12,649)
Net income (loss)	$33,918	$19,489
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013		Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$309,988	$301,187		3%
Operating expenses:
Costs of operations(a)(b)	89,646	88,231		2%
Management fee(b)	21,366	19,958		7%
Asset write-down charges	1,394	1,998		(30)%
Depreciation, amortization and accretion	100,116	97,283		3%
Total operating expenses	212,522	207,470		2%
Operating income (loss)	97,466	93,717		4%
Interest expense and amortization of deferred financing costs	(26,611)	(31,775)	(b)	(16)%
Gains (losses) on retirement of long-term obligations	—	(18,102)
Other income (expense)	(13)	51
Income (loss) before income taxes	70,842	43,891
Benefit (provision) for income taxes	(200)	(17,935)
Net income (loss)	$70,642	$25,956
____________________

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.
Second Quarter 2014 and 2013
Site rental revenues for the three months ended June 30, 2014 increased by $2.4 million, or 2%, from the same period in the prior year. This growth in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of customer contracts, escalations and non-renewals of customer contracts. See "Item 2. MD&A—General Overview" herein and our 2013 Form 10-K for further discussion of the impact of customers' network enhancement deployments, recent customer consolidations, or any related non-renewal of customer contracts.
Site rental gross margins for the three months ended June 30, 2014 increased by $2.2 million, or 2%, from the same period in 2013. The increase in the site rental gross margins was related to the previously mentioned 2% increase in site rental revenues and the relatively fixed costs to operate our towers.
The management fee for the three months ended June 30, 2014 increased by $0.5 million, or 5%, from the three months ended June 30, 2013, but remained 7% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Interest expense and amortization of deferred financing costs for the three months ended June 30, 2014 was consistent with the three months ended June 30, 2013 as there were no financings since the first quarter of 2013.
There was a provision of $0.2 million for income taxes for the three months ended June 30, 2014 compared to a provision of $12.6 million for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 differs from the federal statutory rate due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. The effective tax rate for the three months ended June 30, 2013 differs from the federal statutory rate predominately due to state tax expense. See also "MD&A—General Overview."
Net income for the three months ended June 30, 2014 was $33.9 million, compared to income of $19.5 million for the three months ended June 30, 2013, which was predominantly due to a change in our benefit (provision) for income taxes as discussed above.
First Half 2014 and 2013
Site rental revenues for the six months ended June 30, 2014 increased by $8.8 million, or 3%, from the same period in the prior year. This increase in site rental revenues was comprised of an approximately 1% increase due to a contract termination payment and was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of customer contracts, escalations and non-renewals of customer contracts. See "Item 2. MD&A—General Overview" herein and our 2013 Form 10-K for further discussion of the impact of customers' network enhancement deployments, recent customer consolidations, or any related non-renewal of customer contracts.
Site rental gross margins for the six months ended June 30, 2014 increased by $7.4 million, or 3%, from the six months ended June 30, 2013. The increase in the site rental gross margins was related to the previously mentioned 3% increase in site rental revenues and the relatively fixed costs to operate our towers.
The management fee for the six months ended June 30, 2014 increased by $1.4 million, or 7%, from the six months ended June 30, 2013, but remained 7% of total net revenues. The management fee is equal to 7.5% of our Management Agreement Operating Revenues.
Interest expense and amortization of deferred financing costs for the six months ended June 30, 2014 decreased by $5.2 million, or 16%, from the same period in 2013. The decrease is a result of the timing of the redemption of the 7.75% Secured Notes with a face value of $294.4 million did not occur until January 2013 using proceeds from the 2012 Secured Notes issued in December 2012.See note 5 to our consolidated financial statements in our 2013 Form 10-K.
During the six months ended June 30, 2013, the Company completed the January 2013 Redemption, utilizing $316.6 million of restricted cash, which resulted in a loss of $18.1 million.
The benefit (provision) for income taxes for the six months ended June 30, 2014 was a provision of $0.2 million compared to a provision of $17.9 million for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 differs from the federal statutory rate predominately CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. The effective tax rate for the six months ended June 30, 2013 differs from the federal statutory rate predominately due to state tax expense. See also "MD&A—General Overview."
Net income for the six months ended June 30, 2014 was $70.6 million, compared to net income of $26.0 million for the six months ended June 30, 2013, which was predominantly due to (1) a decrease in interest expense and amortization of deferred financing costs and net losses on the retirement of debt as a result of the refinancing of our debt in the first half of 2013 and (2) a change in our benefit (provision) for income taxes as discussed above.

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
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.

Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2014:

June 30, 2014
(In thousands of dollars)
Cash and cash equivalents	$28,953
Debt	1,500,000
Total member's equity	2,562,421
We currently distribute cash on hand above amounts required pursuant to the Management Agreement to our indirect parent, CCIC. If any future event would occur that would leave us with a deficiency in our operating cash flow, while not required, CCIC may contribute cash back to us.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Six Months Ended June 30,
	2014	2013	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$140,674	$147,601	$(6,927)
Investing activities	(41,170)	(40,503)	(667)
Financing activities	(101,587)	(87,956)	(13,631)
Net increase (decrease) in cash and cash equivalents	$(2,083)	$19,142	$(21,225)
Operating Activities
The decrease in net cash provided by operating activities for the first six months of 2014 of $6.9 million, or 5%, from the first six months of 2013 was due primarily to a decrease in deferred rental revenues, largely due to the timing of prepayments and receipts, partially offset by a decrease in restricted cash and other working capital fluctuations. Changes in working capital and particularly changes in restricted cash, deferred site rental receivables, deferred rental revenues, accrued interest and prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments and receipts.
Investing Activities
Capital Expenditures

	Six Months Ended June 30,
	2014	2013	Change
	(In thousands of dollars)
Wireless infrastructure construction, improvements and other(a)	$38,889	$38,591	$298
Sustaining	2,281	1,932	349
Total	$41,170	$40,523	$647

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

Financing Activities
The net cash flows used for financing activities in the six months ended June 30, 2014 and June 30, 2013 included the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. The net cash flows used for financing activities in the six months ended June 30, 2013 are related to the redemption of the 7.75% Secured Notes in January 2013, which was funded using restricted cash. See notes 4 and 5 to our condensed consolidated financial statements for disclosure of the equity contributions and distributions related to net operating losses from related members outside of our consolidated subsidiaries and distributions of excess cash to our member and ultimately other subsidiaries of CCIC.
2012 Secured Notes
See our 2013 Form 10-K for a discussion of the 2012 Secured Notes, debt restrictions, and disclosures about market risk. Based on restrictive covenants, we are currently restricted in our ability to incur unsecured debt or issue additional notes. We are not restricted in our ability to distribute cash to affiliates or issue dividends to our parent. There are no financial covenants in the 2012 Secured Notes.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2014 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2013 are described in "Item 7. MD&A" and in note 2 in our 2013 Form 10-K. The critical accounting policies and estimates for the first six months of 2014 have not changed from the critical accounting policies for the year ended December 31, 2013.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. No accounting pronouncements adopted during the six months ended June 30, 2014 had a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for us as of January 1, 2017.  This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. We are evaluating the guidance including the impact on our consolidated financial statements.

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

CC HOLDINGS GS V LLC

Date:	August 8, 2014	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 8, 2014	By:	/s/ Rob A. Fisher
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