Form 10-Q
period 2014-09-30
CC Holdings GS V LLC
filed 2014-11-07
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of September 30, 2014, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, customer consolidation or ownership changes, or demand for our sites, (2) expectations regarding non-renewals of customer contracts, (including the impact of Sprint decommissioning its iDEN network and the impact of the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, distributions or discretionary investments, including capital expenditure limitations resulting from being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") (and strategic decisions made by CCIC management that enable such discretionary investments), (4) anticipated growth in our future revenues, margins, and operating cash flows, (5) expectations regarding the credit markets, our availability and cost of capital, and our ability to service our debt and comply with debt covenants and (6) the potential advantages, benefits or impact of, or opportunities created by, CCIC's conversion to a real estate investment trust ("REIT") (as a disregarded entity of CCIC for U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT).
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, the risk factors described under "Part II—Item 1A. Risk Factors" herein and in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("2013 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,945	$31,036
Receivables, net	5,028	3,064
Prepaid expenses	27,700	21,625
Deferred site rental receivables and other current assets	8,380	6,994
Total current assets	81,053	62,719
Deferred site rental receivables	320,736	286,375
Property and equipment, net of accumulated depreciation of $631,421 and $569,477, respectively	1,145,123	1,147,392
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,297,535	1,384,730
Long-term prepaid rent, deferred financing costs and other assets, net	48,537	49,573
Total assets	$4,231,714	$4,269,519

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$19,410	$17,996
Accrued interest	21,254	8,655
Deferred revenues	10,273	19,981
Total current liabilities	50,937	46,632
Debt	1,500,000	1,500,000
Deferred ground lease payable	86,348	79,452
Above-market leases and other liabilities	49,597	50,069
Total liabilities	1,686,882	1,676,153
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,327,938	2,327,938
Accumulated earnings (deficit)	216,894	265,428
Total member's equity	2,544,832	2,593,366
Total liabilities and equity	$4,231,714	$4,269,519

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Site rental revenues	$152,946	$151,038	$462,934	$452,225

Operating expenses:
Site rental cost of operations—third parties(a)	38,194	38,222	112,760	112,606
Site rental cost of operations—related parties(a)	7,639	7,073	22,719	20,920
Site rental cost of operations—total(a)	45,833	45,295	135,479	133,526
Management fee—related party	10,625	10,172	31,991	30,130
Asset write-down charges	1,500	2,400	2,894	4,398
Depreciation, amortization and accretion	50,705	49,770	150,821	147,053
Total operating expenses	108,663	107,637	321,185	315,107
Operating income (loss)	44,283	43,401	141,749	137,118
Interest expense and amortization of deferred financing costs	(13,306)	(13,297)	(39,917)	(45,072)
Gains (losses) on retirement of long-term obligations	—	(1)	—	(18,103)
Other income (expense)	160	(118)	147	(67)
Income (loss) before income taxes	31,137	29,985	101,979	73,876
Benefit (provision) for income taxes	(100)	(12,007)	(300)	(29,942)
Net income (loss)	$31,037	$17,978	$101,679	$43,934

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$101,679	$43,934
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	150,821	147,053
Amortization of deferred financing costs and other non-cash interest on long-term debt	2,121	6,844
Asset write-down charges	2,894	4,398
Gains (losses) on retirement of long-term obligations	—	18,103
Deferred income tax benefit (provision)	—	27,419
Changes in assets and liabilities:
Increase (decrease) in accrued interest	12,599	16,332
Increase (decrease) in accounts payable	(15)	979
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	(2,159)	16,284
Decrease (increase) in receivables	(1,964)	(233)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash and other assets	(42,816)	(47,937)
Net cash provided by (used for) operating activities	223,160	233,176
Cash flows from investing activities:
Capital expenditures	(64,038)	(64,308)
Other investing activities	—	239
Net cash provided by (used for) investing activities	(64,038)	(64,069)
Cash flows from financing activities:
Purchases and redemptions of long-term debt	—	(312,465)
Net (increase) decrease in amount due from affiliates	(150,213)	(194,698)
Net (increase) decrease in restricted cash	—	388,391
Net cash provided by (used for) financing activities	(150,213)	(118,772)
Net increase (decrease) in cash and cash equivalents	8,909	50,335
Cash and cash equivalents at beginning of period	31,036	—
Cash and cash equivalents at end of period	$39,945	$50,335

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2014	$2,327,938	$234,483	$2,562,421
Equity distribution (note 4)	—	(48,626)	(48,626)
Net income (loss)	—	31,037	31,037
Balance, September 30, 2014	$2,327,938	$216,894	$2,544,832

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2013	$2,353,273	$(106,120)	$2,247,153
Equity contribution—income taxes (note 5)	14,624	—	14,624
Equity distribution (note 4)	(30,815)	—	(30,815)
Net income (loss)	—	17,978	17,978
Balance, September 30, 2013	$2,337,082	$(88,142)	$2,248,940

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2014	$2,327,938	$265,428	$2,593,366
Equity distribution (note 4)	—	(150,213)	(150,213)
Net income (loss)	—	101,679	101,679
Balance, September 30, 2014	$2,327,938	$216,894	$2,544,832

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2013	$2,495,641	$(132,076)	$2,363,565
Equity contribution—income taxes (note 5)	36,139	—	36,139
Equity distribution (note 4)	(194,698)	—	(194,698)
Net income (loss)	—	43,934	43,934
Balance, September 30, 2013	$2,337,082	$(88,142)	$2,248,940

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
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
The Company is organized specifically to own, lease and manage sites. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements. Our wireless infrastructure can accommodate multiple customers for antennas or other equipment necessary for the transmission of signals for wireless communication. The Company's sites are geographically dispersed across the United States. Management services related to the Company's sites are performed by CCUSA, an affiliate of the Company, under the Management Agreement, as the Company has no employees.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of September 30, 2014, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2014 and 2013. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2014 had a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company as of January 1, 2017.  This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its consolidated financial statements.

3.	Debt
The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The weighted-average stated interest rate of the 2012 Secured Notes as of September 30, 2014 was 3.4% per annum. The outstanding balance of the 2012 Secured Notes as of September 30, 2013 and December 31, 2013 was $1.5 billion.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense on debt obligations	$12,599	12,595	$37,796	$38,228
Amortization of deferred financing costs	707	702	2,121	3,876
Amortization of adjustments on long-term debt	—	—	—	2,968
Total	$13,306	$13,297	$39,917	$45,072	(a)

(a)	Inclusive of the impact of the 7.75% Secured Notes, which were redeemed during January 2013.

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to an affiliate acquiring rights to such land. As of September 30, 2014, there was approximately 25% of the Company's sites where the land under the tower is controlled by an affiliate. Also, the Company receives rent revenue from affiliates for land controlled by the Company that affiliates have towers on.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

For the nine months ended September 30, 2014, the Company recorded an equity distribution of $150.2 million reflecting distributions to its member and ultimately other subsidiaries of CCIC. For the nine months ended September 30, 2013, the Company recorded a net equity distribution of $158.6 million, reflecting (1) distributions to its member and ultimately other subsidiaries of CCIC, inclusive of the distribution of excess cash from the refinancing of the 7.75% Secured Notes, and (2) non-cash equity contributions primarily related to the use by the Company of the tax attributes from other members of CCIC's federal consolidated group. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. See note 5 for a discussion of the equity contribution related to income taxes.

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
For the nine months ended September 30, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's dividends paid deduction. For the nine months ended September 30, 2013, the Company's effective tax rate differed from the federal statutory rate predominately due to state taxes.  During the nine months ended September 30, 2013, the Company recorded non-cash equity contributions primarily related to the use by the Company of the tax attributes from other members of CCIC's federal consolidated group.

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

	Level in Fair Value Hierarchy	September 30, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$39,945	$39,945	$31,036	$31,036
Liabilities:
Debt	2	1,500,000	1,490,900	1,500,000	1,426,880

7.	Commitments and Contingencies
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

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

8.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$25,197	$21,896
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes	—	36,139
Equity contribution (distribution) of amount due to affiliates (note 4)	(150,213)	(194,698)

9.	Guarantor Subsidiaries
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2014.

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of approximately seven years, exclusive of renewals at the customers' option currently representing approximately $5 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦
Approximately 88% of our site rental revenues were derived from Sprint, AT&T (after giving effect to AT&T's acquisition of Leap Wireless completed in March 2014), T-Mobile and Verizon Wireless, which represented 41%, 20%, 17%, and 10%, respectively, of our site rental revenues. See also "Item 1A. Risk Factors" herein.

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

◦
Our debt consists of the 2012 Secured Notes, which consist of $500.0 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $223.2 million.

◦	We believe our business can be characterized as a stable cash flow stream.
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•
We expect that our full year 2015 site rental revenues will be impacted by (1) similar levels of tenant additions as in 2014, as all four large U.S. wireless carriers continue to upgrade their networks, and (2) an increase from 2014 in non-renewals of customer contracts. We expect non-renewals of customer contracts to result from (1) Sprint's decommissioning of its legacy Nextel iDEN network during 2014 and 2015, and (2) the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks ("Acquired Networks"), at least in part, which we expect to occur between 2015 and 2018.

•
Based on Sprint's stated intention to decommission its iDEN network and our contractual terms with Sprint, we expect our site rental revenues to continue to be impacted by the iDEN network decommissioning. For the nine months ended September 30, 2014, site rental revenues from Sprint related to iDEN represented approximately 5% of our site rental revenues. The iDEN leases have effective term-end dates spread throughout 2014 and 2015. The impact of the iDEN network decommissioning is included as a component of non-renewals of customer contracts as referenced herein.

•
Additionally, during 2015, we expect site rental revenues to be impacted by non-renewals as a result of the decommissioning of the Acquired Networks. Over the last two years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS, and Clearwire, respectively. The Acquired Networks represented approximately 11% for both the year ended December 31, 2013 (as disclosed in note 11 to our consolidated financial statements included in our 2013 Form 10-K) and the nine months ended September 30, 2014. We currently expect the majority of the potential non-renewals from the decommissioning of the Acquired Networks to occur between 2015 and 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary.

CCIC REIT Election
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. As a REIT, CCIC will generally be entitled to a deduction for dividends that it pays and therefore will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. CCIC also may still be subject to certain federal, state or local and foreign taxes on its income or assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to CCIC's taxable REIT subsidiaries ("TRS"), (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended, to maintain qualification for taxation as REIT. For U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT.

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

Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$152,946	$151,038	1%
Operating expenses:
Costs of operations(a)(b)	45,833	45,295	1%
Management fee(b)	10,625	10,172	4%
Asset write-down charges	1,500	2,400	*
Depreciation, amortization and accretion	50,705	49,770	2%
Total operating expenses	108,663	107,637	1%
Operating income (loss)	44,283	43,401	2%
Interest expense and amortization of deferred financing costs	(13,306)	(13,297)	—%
Gains (losses) on retirement of long-term obligations	—	(1)
Other income (expense)	160	(118)
Income (loss) before income taxes	31,137	29,985
Benefit (provision) for income taxes	(100)	(12,007)
Net income (loss)	$31,037	$17,978
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013		Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$462,934	$452,225		2%
Operating expenses:
Costs of operations(a)(b)	135,479	133,526		1%
Management fee(b)	31,991	30,130		6%
Asset write-down charges	2,894	4,398		*
Depreciation, amortization and accretion	150,821	147,053		3%
Total operating expenses	321,185	315,107		2%
Operating income (loss)	141,749	137,118		3%
Interest expense and amortization of deferred financing costs	(39,917)	(45,072)	(b)	(11)%
Gains (losses) on retirement of long-term obligations	—	(18,103)
Other income (expense)	147	(67)
Income (loss) before income taxes	101,979	73,876
Benefit (provision) for income taxes	(300)	(29,942)
Net income (loss)	$101,679	$43,934
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.
Third Quarter 2014 and 2013
Site rental revenues for the three months ended September 30, 2014 increased by $1.9 million, or 1%, from the same period in the prior year. This growth in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of customer contracts, escalations and non-renewals of customer contracts. See "Item 2. MD&A—General Overview" herein and our 2013 Form 10-K for further discussion of the impact of customers' network enhancement deployments, recent customer consolidations, and non-renewal of customer contracts, including the impact of the decommissioning of the iDEN and Acquired Networks.

Site rental gross margins for the three months ended September 30, 2014 increased by $1.4 million, or 1%, from the same period in 2013. The increase in the site rental gross margins was related to the previously mentioned 1% increase in site rental revenues and the relatively fixed costs to operate our sites.
The management fee for the three months ended September 30, 2014 increased by $0.5 million, or 4%, from the three months ended September 30, 2013, but remained 7% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Interest expense and amortization of deferred financing costs for the three months ended September 30, 2014 remained consistent with the three months ended September 30, 2013 as there were no financings since the first quarter of 2013.
There was a provision of $0.1 million for income taxes for the three months ended September 30, 2014 compared to a provision of $12.0 million for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 differs from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. The effective tax rate for the three months ended September 30, 2013 differs from the federal statutory rate predominately due to state tax expense. See also "MD&A—General Overview."
Net income for the three months ended September 30, 2014 was $31.0 million, compared to income of $18.0 million for the three months ended September 30, 2013, which was predominantly due to a change in our benefit (provision) for income taxes as discussed above.
First Nine Months 2014 and 2013
Site rental revenues for the nine months ended September 30, 2014 increased by $10.7 million, or 2%, from the same period in the prior year. This increase in site rental revenues was comprised of an approximately 1% increase due to a contract termination payment and was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of customer contracts, escalations and non-renewals of customer contracts. See "Item 2. MD&A—General Overview" herein and our 2013 Form 10-K for further discussion of the impact of customers' network enhancement deployments, recent customer consolidations, and non-renewal of customer contracts, including the impact of the decommissioning of the iDEN and Acquired Networks.
Site rental gross margins for the nine months ended September 30, 2014 increased by $8.8 million, or 3%, from the nine months ended September 30, 2013. The increase in the site rental gross margins was related to the previously mentioned 2% increase in site rental revenues and the relatively fixed costs to operate our sites.
The management fee for the nine months ended September 30, 2014 increased by $1.9 million, or 6%, from the nine months ended September 30, 2013, but remained 7% of total net revenues. The management fee is equal to 7.5% of our Management Agreement Operating Revenues.
Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2014 decreased by $5.2 million, or 11%, from the same period in 2013. The decrease is a result of the timing of the redemption of the 7.75% Secured Notes with a face value of $294.4 million, which did not occur until January 2013 using proceeds from the 2012 Secured Notes issued in December 2012. See note 5 to our consolidated financial statements in our 2013 Form 10-K.
During the nine months ended September 30, 2013, the Company completed the January 2013 Redemption, utilizing $316.6 million of restricted cash, which resulted in a loss of $18.1 million.
The benefit (provision) for income taxes for the nine months ended September 30, 2014 was a provision of $0.3 million compared to a provision of $29.9 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 differs from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. The effective tax rate for the nine months ended September 30, 2013 differs from the federal statutory rate predominately due to state tax expense. See also "MD&A—General Overview."
Net income for the nine months ended September 30, 2014 was $101.7 million, compared to net income of $43.9 million for the nine months ended September 30, 2013, which was predominantly due to (1) a change in our benefit (provision) for income taxes as discussed above and (2) a decrease in interest expense and amortization of deferred financing costs and net losses on the retirement of debt as a result of the refinancing of our debt in the first half of 2013.

Liquidity and Capital Resources
Overview
General. We believe our business can be characterized as a stable cash flow stream generated by revenues under long-term contracts, predominantly from the largest U.S. wireless carriers. Historically, our net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures. For the foreseeable future, we expect to generate net cash provided by operating activities (exclusive of movements in working capital) in excess of our capital expenditures. We seek to allocate the net cash provided by our operating activities in a manner that we believe drives value for our member and ultimately CCIC, including (1) activities to enhance operating results, such as capital expenditures to accommodate additional tenants and (2) distributing all of our excess cash to our member and ultimately other subsidiaries of CCIC.
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT. We expect to continue to pay minimal state cash income taxes as a result of the inclusion of our assets and operations in the CCIC REIT. See "Item 2. MD&A—General Overview."
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2014:

September 30, 2014
(In thousands of dollars)
Cash and cash equivalents	$39,945
Debt	1,500,000
Total member's equity	2,544,832
We currently distribute cash on hand above amounts required pursuant to the Management Agreement to our indirect parent, CCIC. If any future event would occur that would leave us with a deficiency in our operating cash flow, while not required, CCIC may contribute cash back to us.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Nine Months Ended September 30,
	2014	2013	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$223,160	$233,176	$(10,016)
Investing activities	(64,038)	(64,069)	31
Financing activities	(150,213)	(118,772)	(31,441)
Net increase (decrease) in cash and cash equivalents	$8,909	$50,335	$(41,426)
Operating Activities
The decrease in net cash provided by operating activities for the first nine months of 2014 of $10.0 million, or 4%, from the first nine months of 2013 was due primarily to a year-over-year change in working capital of $19.8 million. This year-over year change in working capital primarily related to (1) a year-over-year incremental decrease in net cash provided by operating activities due to a change in deferred rental revenues, largely due to the timing of prepayments and receipts, and (2) a decrease in restricted cash during the nine months ended September 30, 2013, which increased net cash provided by operating activities during the same period. Changes in working capital and particularly changes in restricted cash, deferred site rental receivables, deferred rental revenues, accrued interest and prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments and receipts.

Investing Activities
Capital Expenditures

	Nine Months Ended September 30,
	2014	2013	Change
	(In thousands of dollars)
Wireless infrastructure construction, improvements and other(a)	$59,642	$61,307	$(1,665)
Sustaining	4,396	3,001	1,395
Total	$64,038	$64,308	$(270)

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

Financing Activities
The net cash flows used for financing activities in the nine months ended September 30, 2014 and September 30, 2013 included the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. The net cash flows used for financing activities in the nine months ended September 30, 2013 are related to the redemption of the 7.75% Secured Notes in January 2013, which was funded using restricted cash. See notes 4, 5, and 8 to our condensed consolidated financial statements for disclosure of the equity contributions and distributions during the nine months ended September 30, 2013 related to net operating losses from related members outside of our consolidated subsidiaries and distributions of excess cash to our member and ultimately other subsidiaries of CCIC.
2012 Secured Notes
See our 2013 Form 10-K for a discussion of the 2012 Secured Notes, debt restrictions, and disclosures about market risk. There are no financial maintenance covenants in the 2012 Secured Notes. Based on restrictive covenants, we are currently restricted in our ability to incur unsecured debt or issue additional notes. We are not restricted in our ability to distribute cash to affiliates or issue dividends to our parent.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2014 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2013 are described in "Item 7. MD&A" and in note 2 in our 2013 Form 10‑K. The critical accounting policies and estimates for the first nine months of 2014 have not changed from the critical accounting policies for the year ended December 31, 2013.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. No accounting pronouncements adopted during the nine months ended September 30, 2014 had a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. In May 2014, FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. See note 2 to our condensed consolidated financial statements.

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
You should carefully consider the risk factors below, as well as the other information contained in this document and our 2013 Form 10-K, including additional risk factors discussed in "Item 1A—Risk Factors" in our 2013 Form 10-K. Based on recent developments, we have updated the following risk factor.
A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenues or reduce demand for our wireless infrastructure
For the nine months ended September 30, 2014, approximately 88% of our site rental revenues were derived from Sprint, AT&T (after giving effect to AT&T's acquisition of Leap Wireless completed in March 2014), T-Mobile and Verizon Wireless, which represented 41%, 20%, 17%, and 10%, respectively, of our site rental revenues. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, site rental contracts and customer relationship intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. In addition to our four largest customers int eh U.S., we also derive a portion of our revenues and anticipated future growth from customers offering or contemplating offering emerging wireless services; such customers are smaller or have less financial resources than our four largest customers, have business models which may not be successful, or may require additional capital.
Such consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example where they are co-residents on a tower, which may result in the termination or non-renewal of customer contracts and impact revenues from our wireless infrastructure. We expect that any termination of customer contracts as a result of this potential consolidation would be spread over multiple years. In addition, consolidation may result in a reduction in such customers' future capital expenditures in the aggregate because their expansion plans may be similar. Wireless carrier consolidation could decrease the demand for our wireless infrastructure, which in turn may result in a reduction in our revenues or cash flows.
Based on Sprint's stated intention to decommission its iDEN network and our contractual terms with Sprint, we expect our site rental revenues to continue to be impacted by the iDEN network decommissioning. For the nine months ended September 30, 2014, site rental revenues from Sprint related to iDEN represented approximately 5% of our site rental revenues. The iDEN leases have effective term-end dates spread throughout 2014 and 2015. The impact of the iDEN network decommissioning is included as a component of non-renewals of customer contracts as referenced herein.
Additionally, during 2015, we expect site rental revenues to be impacted by non-renewals as a result of the decommissioning of the Acquired Networks. Over the last two years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS, and Clearwire, respectively. The Acquired Networks represented approximately 11% for both the year ended December 31, 2013 (as disclosed in note 11 to our consolidated financial statements included in our 2013 Form 10-K) and the nine months ended September 30, 2014. We currently expect the majority of the potential non-renewals from the decommissioning of the Acquired Networks to occur between 2015 and 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary. See "Item 2. MD&A—General Overview" for further discussion of non-renewals relating to the Acquired Networks.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	November 7, 2014	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 7, 2014	By:	/s/ Rob A. Fisher
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