Form 10-K
period 2014-12-31
CC Holdings GS V LLC
filed 2015-02-25
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 31, 2014, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
Documents Incorporated by Reference: NONE.

The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) for Form 10-K and is therefore filing this Form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that are based on management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe,""expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections, and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, customer consolidation or ownership changes, or demand for our sites, (2) expectations regarding non-renewals of tenant leases (including the impact of Sprint decommissioning its iDEN network and the impact of the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including: capital expenditures limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated growth in our future revenues, margins, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, and (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT"), and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT.
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under "Item 1A. Risk Factors" herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

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
PART I

Item 1.     Business
Overview
We are an indirect, wholly-owned subsidiary of CCIC, which is one of the largest owners and operators in the United States ("U.S.") of shared wireless infrastructure, including (1) towers and other structures, such as rooftops (collectively, "towers"), and to a lesser extent, (2) distributed antenna systems ("DAS"), a type of small cell network, and (3) interests in land under third party towers in various forms ("third party land interests'' and together with DAS and towers, "wireless infrastructure''). As of December 31, 2014, CCIC and its subsidiaries collectively owned, leased, or managed approximately 40,000 towers in the U.S., including Puerto Rico, and approximately 1,800 towers in Australia.
Our core business is providing access, including space or capacity, to certain shared wireless infrastructure sites ("sites") via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "leases"). Our sites can accommodate multiple tenants for antennas or other equipment necessary for the transmission of signals for wireless communication devices. We seek to increase our site rental revenues through tenant additions or modifications of existing tenant installations (collectively, "new tenant additions"). Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by new tenant additions.
Certain information concerning our business and organizational structure as of December 31, 2014 is as follows:

•	We owned, leased, or managed approximately 7,700 sites.

•	Approximately 62% and 77% of our sites are located in the 50 and 100 largest basic trading areas ("BTAs"), respectively.

•
Approximately 68% of our sites are leased or subleased or operated and managed ("Sprint Sites") pursuant to 32-year master leases (expiring in May 2037) ("Sprint Master Leases") or other agreements with subsidiaries of Sprint.

•
The leases for land interests under our towers had an average remaining life (calculated by weighting the remaining term for each lease by its percentage of our total site rental gross margin) of approximately 25 years.

•
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations are part of the CCIC REIT. See "Item 1A. Risk Factors" and notes 2 and 8 to our consolidated financial statements.

•
Our subsidiaries (other than Crown Castle GS III Corp.) were organized specifically to own, lease, and manage certain shared wireless infrastructure, such as sites or other structures, and have no employees.

•
Management services, including those functions reasonably necessary to maintain, market, operate, manage, or administer the sites, are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of CCIC, under a management agreement ("Management Agreement"). The management fee under the Management Agreement is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.

Certain information concerning our customers and site rental leases as of December 31, 2014 is as follows:

•
In general, our customers are primarily comprised of providers of wireless communication services who operate national or regional wireless networks. Our four largest customers (Sprint, AT&T, T-Mobile, and Verizon Wireless) accounted for approximately 88% of our 2014 site rental revenues.

•	Our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year.

•
Our revenues typically result from long-term tenant leases with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our tenants, and (4) contractual escalations of the rental price.

•
Exclusive of renewals at the tenants' option, our tenant leases have a weighted-average remaining life of approximately seven years and represent approximately $4.5 billion of expected future cash inflows.

See "Item 7. MD&A—General Overview" for a further discussion of our business fundamentals.

Item 1A.     Risk Factors
You should carefully consider all of the risks discussed below, as well as the other information contained in this document when evaluating our business.
Our business depends on the demand for wireless communication services and wireless infrastructure, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in carrier network investment may materially and adversely affect our business (including reducing demand for new tenant additions).
Demand for our wireless infrastructure depends on the demand for antenna space from our customers, which, in turn, depends on the demand for wireless communication services by their customers. The willingness of our customers to utilize our wireless infrastructure, or renew or extend existing leases on our wireless infrastructure, is affected by numerous factors, including:
•consumer demand for wireless services;
•availability or capacity of our wireless infrastructure or associated land interests;
•location of our wireless infrastructure;
•financial condition of our customers, including their availability or cost of capital;

•	willingness of our customers to maintain or increase their capital expenditures or changes in their capital allocation strategy;

•	availability and cost of spectrum for commercial use;
•increased use of network sharing, roaming, joint development, or resale agreements by our customers;
•mergers or consolidations among our customers;
•changes in, or success of, our customers' business models;
•governmental regulations, including local or state restrictions on the proliferation of wireless infrastructure;
•cost of constructing wireless infrastructure;

•
technological changes including those (1) affecting the number or type of wireless infrastructure needed to provide wireless communication services to a given geographic area or otherwise serve as a substitute or alternative to our wireless infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; or

•our ability to efficiently satisfy our customers' service requirements.
A slowdown in demand for wireless communication services or our wireless infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our wireless infrastructure.
Historically, the amount of our customers' network investment is cyclical and has varied based upon the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our wireless infrastructure. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies, including with respect to the use of small cell networks, or plans to expand coverage or capacity may reduce demand for our wireless infrastructure. Furthermore, the wireless communication services industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless services or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact the wireless communication services industry, which may materially and adversely affect our business, including by reducing demand for our wireless infrastructure. In addition, a slowdown may increase competition for site rental customers. A wireless communication services industry slowdown or a reduction in carrier network investment may materially and adversely affect our business.
A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation, or financial instability of any of our limited number of customers may materially decrease revenues or reduce demand for our wireless infrastructure.
For the year ended December 31, 2014, approximately 88% of our site rental revenues were derived from Sprint, AT&T, T-Mobile, and Verizon Wireless, which represented 41%, 20%, 17%, and 10%, respectively, of our site rental revenues for such period. The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers, or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, wireless infrastructure assets, intangible assets, or (4) other adverse effects to our business. We cannot guarantee that leases with our major customers will not be terminated or that these customers will renew their leases with us. In addition, we also derive a portion of our revenues, and anticipate future growth from new entrants offering or contemplating offering wireless services. Such customers may be smaller or have less financial resources than our four largest customers, have business models which may not be successful, or may require additional capital.

Consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example where they are both tenants on a tower, which may result in the termination or non-renewal of the tenant leases and impact revenues from our wireless infrastructure. We expect that any termination of tenant leases as a result of this potential consolidation would be spread over multiple years. In addition, consolidation may result in a reduction in such customers' future capital expenditures in the aggregate because their expansion plans may be similar. Wireless carrier consolidation could decrease the demand for our wireless infrastructure, which in turn may result in a reduction in our revenues or cash flows. See "Item 7. MD&A—General Overview" for further discussion of our customers' network enhancement deployments.
Based on Sprint's stated intention to decommission its iDEN network and our contractual terms with Sprint, we expect our site rental revenues to continue to be negatively impacted by the iDEN network decommissioning. For the year ended December 31, 2014, site rental revenues from Sprint related to iDEN represented approximately 5% of our site rental revenues. The iDEN leases have effective term-end dates spread throughout 2014 and 2015. The impact of the iDEN network decommissioning is included as a component of non-renewals of tenant leases as referenced herein.
Additionally, we expect site rental revenues to be negatively impacted by non-renewals as a result of the decommissioning of the former Leap Wireless, MetroPCS, and Clearwire networks ("Acquired Networks"). Over the last two years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS, and Clearwire, respectively. The Acquired Networks represented approximately 10% of our site rental revenues for the year ended December 31, 2014. We currently expect the majority of the potential non-renewals from the decommissioning of the Acquired Networks to occur predominately from 2016 through 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary from our expectations.
Our ability to repay the principal under our 2012 Secured Notes on or prior to the relevant maturity date will be subject to a number of factors outside our control.
The indenture governing our $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 (collectively, the "2012 Secured Notes"), requires us to repay the principal under each series of the 2012 Secured Notes by the date such notes mature. We currently expect to distribute a substantial portion of our cash flow to our member and ultimately other subsidiaries of CCIC as dividends. Therefore, our ability to repay the principal under the 2012 Secured Notes on or prior to the date such notes mature depends upon our ability either to refinance the indebtedness under such notes or to sell our interests in the sites for an amount that is sufficient to repay the notes in full with interest. Our ability to achieve either of these goals will be affected by a number of factors, including the availability of credit for wireless communications sites, the fair market value of the sites, our equity in the sites, our financial condition, the operating history of the sites, tax laws, or general economic conditions. Since the current term of the tenant leases as of the date of this filing will have substantially expired by the date each series of the 2012 Secured Notes mature, our ability to sell or refinance at such date will also be affected by the degree of our success in extending existing tenant leases or obtaining new tenant leases as those remaining terms expire. In addition, neither the trustee for the 2012 Secured Notes nor any of its respective affiliates or any other person is obligated to provide the funds to refinance the 2012 Secured Notes.
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
Our growth is dependent on our entering into new tenant leases (including amendments to leases upon modification of an existing installation), as well as renewing or renegotiating tenant leases when existing tenant leases terminate. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins or maintain or increase our market share. We face competition for site rental tenants from various sources, including:

•	other independent wireless infrastructure owners or operators, including sites, rooftops, water towers, broadcast towers, utility poles, DAS or other small cells;

•	wireless carriers that own and operate their own wireless infrastructure and lease antenna space to other wireless communication companies; or
•new alternative deployment methods in the wireless communication industry.
New technologies may significantly reduce demand for our sites or negatively impact our revenues.
Improvements in the efficiency of wireless networks could reduce the demand for our sites. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, multiple customers, may reduce the need for our wireless infrastructure. In addition, other technologies, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for or alternatives to leasing that might otherwise be anticipated or expected on our wireless infrastructure had such technologies not existed. Any significant reduction in wireless infrastructure leasing demand resulting from the previously mentioned technologies or other technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
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
Our real property interests in the sites (other than the sites sub-leased under the Sprint Master Leases) consist of leaseholds and exclusive easements, as well as permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcies of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, may interfere with our ability to conduct our business or generate revenues. If a material number of the grantors of these rights elect not to renew their terms, our ability to conduct business or generate revenues could be adversely affected. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. In some cases, other subsidiaries of CCIC have acquired certain third party land interests under certain of our sites as a result of negotiated transactions, and we have entered into leases with such affiliates. Approximately 14% of our site rental gross margins for the year ended December 31, 2014 were derived from towers where the leases for the land interests under such towers had final expiration dates of less than ten years. If we are unable to retain rights to the land interests on which our towers reside, our business may be adversely affected.
As of December 31, 2014, approximately 68% of our sites were Sprint Sites. CCIC, through its subsidiaries (including us), has the option to purchase in 2037 all of the leased or subleased Sprint Sites (as well as other Sprint sites leased or subleased by other subsidiaries of CCIC) from Sprint for approximately $2.3 billion; CCIC has no obligation to exercise such purchase option. CCIC may not have the required available capital to exercise such right to purchase these sites at the time this option is exercisable. Even if CCIC does have available capital, it may choose not to exercise its right to purchase such sites for business or other reasons. In the event that CCIC does not exercise these purchase rights, or is otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that CCIC decides to exercise these purchase rights, the benefits of the acquisition of the applicable sites may not exceed the costs, which could adversely affect our business.
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
Upon the bankruptcy of a lessor or a lessee under a ground lease, the debtor entity generally has the right to assume or reject the ground lease. Pursuant to Section 365(h) of the United States Bankruptcy Code ("Bankruptcy Code"), a ground lessee (i.e., a subsidiary) whose ground lease is rejected by a debtor ground lessor has the right to remain in possession of its leased premises under the rent reserved in the lease for the term of the ground lease, including any renewals, but is not entitled to enforce the obligation of the ground lessor to provide any services required under the ground lease. In the event of concurrent bankruptcy proceedings involving the ground lessor and the ground lessee, the ground lease could be terminated.
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
Subject to certain cure, arbitration, or other provisions, in the event of an uncured default under a Sprint Master Lease, Sprint may terminate the Sprint Master Lease as to the applicable sites. If we default under the Sprint Master Leases with respect to more than 20% of the Sprint Sites within any rolling five-year period, Sprint will have the right to terminate the Sprint Master Leases with respect to all Sprint Sites. If Sprint terminates Sprint Master Leases with respect to all of or a significant number of sites, we would lose all of our interests in those sites (which collectively represent approximately 68% of our sites as of December 31, 2014) and our ability to make payments on the 2012 Secured Notes would therefore be seriously impaired.
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
In addition to managing our operations, the Manager is currently party to, and may in the future enter into, separate management agreements with its other affiliates that own, lease, and manage towers or other wireless communications sites. These other affiliates may be engaged in the construction, acquisition, or leasing of wireless communications sites in proximity to the sites owned by us. As a result, the Manager may engage in business activities that are in competition with our business in respect of the sites, and the Manager may experience conflicts of interest in the management of the sites and such other sites. Pursuant to the Management Agreement, the Manager continues to be prohibited from soliciting lessees to transfer their tenant leases from sites owned, leased, or managed by us to sites owned, leased or managed by our affiliates. However, there can be no assurance that the persons that control us, the Manager, or those other affiliates will allocate their management efforts in such a way as to maximize the returns with respect to our sites, as opposed to maximizing the returns with respect to other sites. The expansion and development of the Manager's business through acquisitions, increased product offerings or other strategic growth opportunities may cause disruptions in our business, which may have an adverse effect on our business operations or financial results. As a result, we and the Manager may experience conflicts of interest in the management of the land sites. Pursuant to the Management Agreement, the Manager has agreed to manage the sites in the same manner as if the lessees thereunder were not affiliates.
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
Public perception of possible health risks associated with cellular or other wireless communication services may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless communication services. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs or revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.
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
CCIC’s failure to remain qualified to be taxed as a REIT would result in its inability to deduct dividends to stockholders when computing its taxable income, which could reduce our available cash or subject us to income taxes.
Effective January 1, 2014, CCIC commenced operating as a REIT for federal tax purposes. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is distributed to its stockholders. As a REIT, CCIC may still be subject to certain federal, state, local, and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property, and transfer taxes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations are part of the CCIC REIT. Furthermore, as a result of the deduction for dividends paid, some or all of CCIC's net operating loss carryforwards ("NOLs") related to their REIT may expire without utilization.
While CCIC intends to operate so that it remains qualified as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in circumstances, no assurance can be given by CCIC or us that CCIC will qualify as a REIT for any particular year. If, in any taxable year, CCIC fails to qualify for taxation as a REIT and it is not entitled to relief under the Internal Revenue Code of 1986, as amended ("Code"), then we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates.

As a REIT, CCIC needs to continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it dividends to its stockholders, and the ownership of its capital stock in order to maintain REIT status. Compliance with these tests requires CCIC to refrain from certain activities and may hinder its ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by its taxable REIT subsidiaries ("TRSs"), and to that extent limit its opportunities and its flexibility to change its business strategy. Furthermore, acquisition opportunities in domestic or international markets may be adversely affected if CCIC needs or requires the target company to comply with some REIT requirements prior to completing any such acquisition. In addition, as a REIT CCIC may face investor pressures not to pursue growth opportunities that are not immediately accretive.
In addition, CCIC has limited operating history as a REIT, and its senior management team has limited experience operating a REIT. Neither CCIC nor we can assure you that our past experiences will be sufficient to operate successfully as a REIT.
Available Information
CCIC maintains an internet website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) ("Exchange Act") are made available, free of charge, through the investor relations section of CCIC's internet website at http://investor.crowncastle.com or at the SEC's website at http://sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read or copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Towers are vertical metal structures generally ranging in height from 50 to 300 feet. Our towers are located on tracts of land with an average size of approximately 15,000 square feet. These tracts of land support the towers, equipment shelters and, where applicable, guy-wires to stabilize the structure. As of December 31, 2014, the average number of tenants (defined as a unique license and any related amendments thereto for count purposes) per site is approximately 2.8 on our sites. Substantially all of our towers can accommodate additional tenancy either as currently constructed or with appropriate modifications to the structure.
See "Item 1. Business—Overview" for information regarding our wireless infrastructure portfolio and for a discussion of the location of our towers, including the percentage of our towers in the top 50 and 100 BTAs. See "Item 7. MD&A—General Overview" for information on land interests under our sites as of December 31, 2014.

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
Our equity is not publicly traded. Our only member is GSOP, a wholly-owned indirect subsidiary of CCIC. During 2014, 2013, and 2012, we recorded equity distributions to GSOP of amounts due to our affiliates of $204.3 million, $251.0 million, and $362.4 million, respectively. In addition, during 2013 and 2012, we recorded non-cash equity contributions of $27.0 million and $8.9 million, respectively, primarily related to our use of NOLs from other members of CCIC's federal consolidated group. See our consolidated financial statements.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, lease, and manage approximately 7,700 sites located across the United States. See "Item 1. Business" for additional information regarding our sites and leases.
Business Fundamentals
The following are certain highlights of our business fundamentals as of and for the year ended December 31, 2014:

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our towers will result from (1) next generation technologies, (2) increased usage of wireless data applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding quality and capacity, or (6) the availability of additional spectrum.

◦	Substantially all of our towers can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

•	Organizational Structure

◦
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT. See "Item 1A. Risk Factors" and notes 2 and 8 to our consolidated financial statements.

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

•	Site rental revenues under long-term tenant leases with contractual escalations

◦	Initial terms of five to 15 years with multiple renewal periods at the option of the tenant of five to ten years each.

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases was approximately seven years, exclusive of renewals at the tenants' option, currently representing approximately $4.5 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers.

◦	Approximately 88% of our site rental revenues were derived from Sprint, AT&T, T-Mobile, and Verizon Wireless. See "Item 1A. Risk Factors" and note 11 to our consolidated financial statements.

◦	The average number of tenants per site was approximately 2.8.

•	Majority of land interests under our wireless infrastructure are under long-term control

◦
Nearly 90% and nearly 50% of our site rental gross margin is derived from sites that we own or control for greater than 10 and 20 years, respectively. The aforementioned include sites that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately one-seventh of our site rental gross margin.

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

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by new tenant additions [or non-renewals].

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of net revenues.

•	Fixed rate debt with no short-term maturities

◦
Our debt consists of the 2012 Secured Notes, which consist of $500.0 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. See note 5 to our consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $289.1 million. See "Item 7. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•
We expect that our full year 2015 site rental revenues will be impacted by (1) similar levels of tenant additions as in 2014, as large U.S. wireless carriers continue to upgrade their networks and (2) an increase in non-renewals of tenant leases. We expect non-renewals of tenant leases to result from (1) Sprint's decommissioning of its legacy Nextel iDEN network during 2014 and 2015 and (2) the decommissioning of the Acquired Networks, at least in part, which we expect to occur predominately from 2016 through 2018. See "Item 1A. Risk Factors" for further discussion of the non-renewals.

CCIC REIT Election
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations are part of the CCIC REIT. See notes 2 and 8 to our consolidated financial statements and "Item 1A. Risk Factors" for more information on CCIC's REIT election and its impact on CCL.

Results of Operations
The following discussion of our results of operations should be read in conjunction with "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") which requires us to make estimates and judgments that affect the reported amounts. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" and note 2 to our consolidated financial statements.
Comparison of Consolidated Results
The following is a comparison of our 2014, 2013 and 2012 consolidated results of operations:

	Years Ended December 31,			Percent Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(In thousands of dollars)
Site rental revenues	$614,085	$604,097	$594,903	2%	2%

Operating expenses:
Costs of operations(a)(b):	180,655	178,678	175,508	1%	2%
Management fee(b)	42,686	40,561	38,693	5%	5%
Asset write-down charges	3,598	5,729	3,459	*	*
Depreciation, amortization and accretion	201,726	197,325	189,238	2%	4%
Total operating expenses	428,665	422,293	406,898	2%	4%
Operating income (loss)	185,420	181,804	188,005	2%	(3)%
Interest expense and amortization of deferred financing costs(b)	(53,223)	(58,375)	(104,198)	(9)%	(44)%
Gain (loss) on retirement of long-term obligations	—	(18,103)	(67,210)	*	*
Other income (expense)	208	50	84	*	*
Income (loss) before income taxes	132,405	105,376	16,681	*	*
Benefit (provision) for income taxes	(402)	348,443	(9,536)	*	*
Net income (loss)	$132,003	$453,819	$7,145	*	*
____________________

*	Percentage is not meaningful.

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.
Years Ended December 31, 2014 and 2013
Site rental revenues for 2014 increased by $10.0 million, or 2%, from 2013. This increase in site rental revenues was comprised of an approximately 1% increase due to a contract termination payment and was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of tenant leases, escalations and non-renewals of tenant leases. Tenant additions were influenced by our tenants' upgrading to 4G long-term evolution and their ongoing efforts to improve network quality and capacity. See also "Item 7. MD&A—General Overview and "Item 1A. Risk Factors" for a discussion of non-renewal of tenant leases.
Site rental gross margins for 2014 increased by $8.0 million, or 2%, from 2013. The increase in the site rental gross margins was related to the previously mentioned 2% increase in site rental revenues.
The management fee for the year ended December 31, 2014 increased by $2.1 million, or 5%, from the year ended December 31, 2013, but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.
Interest expense and amortization of deferred financing costs decreased $5.2 million as a result of the timing of the redemption of the 7.75% senior secured notes due 2023 ("7.75% Secured Notes") with a face value of $294.4 million, which did not occur until January 2013 using proceeds from the 2012 Secured Notes issued in December 2012 ("January 2013 Redemption").
During 2013, we completed the January 2013 Redemption, utilizing $316.6 million of restricted cash which resulted in a loss on retirement of long-term obligations of $18.1 million.

Benefit (provision) for income taxes for the year ended December 31, 2014 was a provision of $0.4 million compared to a benefit of $348.4 million for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014 differs from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. The effective tax rate for the year ended December 31, 2013 differs from the federal statutory rate predominately due to the de-recognition of net deferred taxes in connection with CCIC completing the steps necessary to qualify to operate as a REIT effective January 1, 2014, resulting in a non-cash income tax benefit of $391.7 million. See "Item 1A. —Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Net income for the year ended December 31, 2014 was $132.0 million, compared to net income of $453.8 million for the year ended December 31, 2013, which was predominately due to the change in benefit (provision) from income taxes as discussed above.
Years Ended December 31, 2013 and 2012
Site rental revenues for 2013 increased by $9.2 million, or 2%. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewal of tenants leases, escalations and non-renewals of tenant leases. Tenant additions were influenced by the growth in the wireless communications industry. See also "Item 7. MD&A—General Overview."
Site rental gross margins for 2013 increased by $6.0 million, or 1%, from 2012. The increase in the site rental gross margins was related to the previously mentioned 2% increase in site rental revenues, partially offset by increased ground lease expenses.
The management fee for the year ended December 31, 2013 increased by $1.9 million, or 5%, from the year ended December 31, 2012 but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.
Interest expense and amortization of deferred financing costs decreased as result of the refinancing of the 7.75% Secured Notes with the 2012 Secured Notes, including the impact of (1) the lower interest rate, (2) the increase of $300 million in principal, and (3) the timing of the January 2013 Redemption and the issuance of the 2012 Secured Notes (which occurred in December 2012).
During 2012, we purchased a portion of the 7.75% Secured Notes with proceeds from the 2012 Secured Notes, which resulted in a loss of $67.2 million. During 2013, we completed the January 2013 Redemption, utilizing $316.6 million of restricted cash which resulted in a loss of $18.1 million.
Benefit (provision) for income taxes for the year ended December 31, 2013 was a benefit of $348.4 million compared to a provision of $9.5 million for the year ended December 31, 2012. For 2013, the effective tax rate differs from the federal statutory rate predominately due to the de-recognition of net deferred taxes in connection with CCIC completing the steps necessary to qualify to operate as a REIT effective January 1, 2014, resulting in a non-cash income tax benefit of $391.7 million. The effective tax rate for the year ended December 31, 2012 differs from the federal statutory rate predominately due to state tax expense. See "Item 1A. Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Net income for the year ended December 31, 2013 was $453.8 million, compared to net income of $7.1 million for the year ended December 31, 2012, which was predominately due to the change in benefit (provision) from income taxes as discussed above, a decrease in interest expense and amortization of deferred financing costs, and a decrease in loss on retirement of debt.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term leases (see "Item 7. MD&A—General Overview"), predominately from the largest U.S. wireless carriers. Historically, our net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures. For the foreseeable future, we expect to continue to generate net cash provided by operating activities (exclusive of movements in working capital) that exceed our capital expenditures. We seek to allocate the net cash provided by our operating activities in a manner that we believe drives value for our member and ultimately CCIC, including (1) activities to enhance operating results, such as capital expenditures to accommodate additional tenants and (2) distributing all of our excess cash to our member and ultimately other subsidiaries of CCIC. CCIC distributes a meaningful amount of its consolidated cash flows in the form of dividends to its common stockholders.

Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations are be part of the CCIC REIT. We expect to continue to pay, minimal cash income taxes as a result of CCIC's recent REIT conversion and NOLs. "Item 1A. Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2014:

December 31, 2014
(In thousands of dollars)
Cash and cash equivalents	$26,231
Debt	1,500,000
Total equity	2,521,045
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
Long-term Strategy. We may increase our debt in nominal dollars, subject to the provisions of the 2012 Secured Notes outstanding and various other factors, such as the state of the capital markets and CCIC's targeted capital structure, including with respect to leverage ratios. From a cash management perspective, we currently distribute cash on hand above amounts required pursuant to the Management Agreement to our indirect parent, CCIC. If any future event would occur that would leave us with a deficiency in our operating cash flow, while not required, CCIC may contribute cash back to us.
See note 5 to our consolidated financial statements for additional information regarding our debt.
Summary Cash Flows Information

	Years Ended December 31,
	2014	2013	2012
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$289,117	$296,359	$192,363
Investing activities	(89,598)	(86,546)	(52,435)
Financing activities	(204,324)	(178,777)	(139,928)
Net increase (decrease) in cash and cash equivalents	$(4,805)	$31,036	$—
Operating Activities
The decrease in net cash provided by operating activities for 2014 of $7.2 million, or 2%, from 2013 was primarily due to a year-over-year change in working capital partially offset by growth in our core business. This year-over-year change in working capital primarily related to changes in (1) deferred site rental receivables, deferred revenue, restricted cash and other accrued liabilities. The change from 2012 to 2013 was due primarily to (1) our refinancing of our 7.75% Secured Notes, which resulted in lower cash interest payments and a decrease in restricted cash, and (2) other working capital fluctuations. Changes in working capital and particularly changes in restricted cash, deferred site rental receivables, deferred rental revenues, accrued interest, or prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments or receipts.
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

A summary of our capital expenditures for the last three years is as follows:

	For Years Ended December 31,
	2014	2013	2012
	(In thousands of dollars)
Site improvements(a)	$82,199	$82,053	$45,753
Sustaining	7,399	4,732	6,689
Total	$89,598	$86,785	$52,442

(a)
Capital expenditures for site improvements and structural enhancements vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation, or (3) changes in structural engineering regulations and our internal structural standards.

Financing Activities
During the years ending December 31, 2014, 2013, and 2012, we distributed our excess cash to our member and ultimately other subsidiaries of CCIC. See notes 6 and 8 of our consolidated financial statements for disclosure of the equity contributions and distributions related to NOLs from related members outside of our consolidated subsidiaries and distributions of excess cash to subsidiaries of CCIC. In addition, the net cash flows used for financing activities in the year ended December 31, 2013 and 2012 included the issuance of $1.5 billion of the 2012 Secured Notes and the January 2013 Redemption, which was funded using restricted cash, as described below. See note 5 to our consolidated financial statements for a discussion of the January 2013 Redemption, which resulted in a loss on the retirement of debt in 2013 and 2012 of $18.1 million and $67.2 million, respectively.
Restricted Cash. Pursuant to the indenture governing our previously outstanding 7.75% Secured Notes, all rental cash receipts were restricted and held by an indenture trustee. The restricted cash in excess of required balances was subsequently released to us in accordance with the terms of the indenture governing the 7.75% Secured Notes. As of December 31, 2012, restricted cash included $316.6 million of cash held by the trustee in connection with the January 2013 Redemption. Following the January 2013 Redemption, the remaining restricted cash was released to us.
See also notes 2 and 5 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2014. These contractual cash obligations relate primarily to our 2012 Secured Notes and lease obligations for land interests under our towers.

	Years Ending December 31,
Contractual Obligations (a)	2015	2016	2017	2018	2019	Thereafter	Totals
	(In thousands of dollars)
Debt	$—	$—	$500,000	$—	$—	$1,000,000	$1,500,000
Interest payments on debt	50,395	50,395	50,395	38,490	38,490	134,715	362,880
Lease obligations(b)	128,771	131,169	133,504	135,047	136,255	1,775,963	2,440,709
Total contractual obligations	$179,166	$181,564	$683,899	$173,537	$174,745	$2,910,678	$4,303,589

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2014, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $126 million. As of December 31, 2014, the net present value of these asset retirement obligations was approximately $24.7 million.

•	We are contractually obligated to pay or reimburse others for property taxes related to our sites.

•
CCIC has the option to purchase approximately 68% of our sites that are leased or subleased or operated and managed under master leases and subleases with Sprint at the end of their lease term. CCIC has no obligation to exercise the purchase option. See note 1 to our consolidated financial statements for further discussion.

•	We have legal obligations for open purchase order commitments obtained in the ordinary course of business that have not yet been fulfilled.

(b)	Amounts relate primarily to lease obligations for the land interests on which our towers resides. See note 10 to our consolidated financial statements.
Debt Restrictions
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to our ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, we may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the 2012 Secured Notes indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2014, our Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which we would expect would currently restrict our ability to incur unsecured debt or issue additional notes. We are not restricted in our ability to distribute cash to affiliates or issue dividends to our member and ultimately other subsidiaries of CCIC.

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
Revenue Recognition. Our revenue consists solely of site rental revenues, which are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), up-front payments or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the lease. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "deferred site rental receivables." Amounts billed or received prior to being earned, are deferred and reflected in "deferred revenues" and "above-market leases and other liabilities." See note 2 to our consolidated financial statements.
Accounting for Long-Lived Assets—Valuation. As of December 31, 2014, our largest assets were our site rental contracts and customer relationships and goodwill (approximately $1.2 billion and $1.3 billion in net book value, respectively, resulting predominately from the merger of Global Signal with and into a subsidiary of CCIC in 2007), followed by our $1.1 billion in net book value of property and equipment, which predominately consists of sites. Nearly all of our identifiable intangibles relate to the site rental contracts and customer relationships intangible assets. See notes 2 and 4 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
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

We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground leases or easements, to remove sites or remediate the land upon which our sites reside. In determining the fair value of these asset retirement obligations we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, (3) discount rates, and (4) the probability of enforcement to remove the towers or remediate the land. See note 2 to our consolidated financial statements.
Accounting for Long-Lived Assets—Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization, and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our sites which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the lease (including optional renewals) for the land interests under the towers.
The useful life of our intangible assets is estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. We review the expected useful lives of our intangible assets on an ongoing basis and adjust if necessary. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible assets is limited by the maximum depreciable life of the wireless infrastructure (20 years), as a result of the interdependency of the sites and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value of the site rental contracts and customer relationships which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
Accounting for Long-Lived Assets—Impairment Evaluation—Intangibles. We review the carrying values of property and equipment, intangible assets, or other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships:

(1)	we pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups, and

(2)	we separately pool site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant customers, as appropriate.
We first pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view sites as portfolios and sites in a given portfolio and its related tenant leases are not largely independent of the other sites in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of sites, (2) the interdependencies of site portfolios, and (3) the manner in which sites are traded in the marketplace. The vast majority of our site rental contracts and customer relationships intangible assets and property and equipment are pooled into the U.S. owned wireless infrastructure group. Secondly, and separately, we pool site rental contracts and customer relationships by significant tenant or by tenant grouping (for individually insignificant tenants), as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and customer relationships intangible assets to the underlying leases and related customer relationships acquired.
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our sites or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our sites or (2) our ability to derive benefit from our existing tenant relationships, including events such as bankruptcy or insolvency or loss of a significant tenant. During the periods presented, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
If the sum of the estimated future cash flows (undiscounted) from an asset, or portfolio group, significant tenant or tenant group (for individually insignificant tenants), as applicable, is less than its carrying amount, an impairment loss may be recognized.

If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our wireless infrastructure and (2) estimates regarding tenant cancellations and renewals of leases. We could record impairments in the future if changes in long-term market conditions, expected future operating results, or the utility of the assets results in changes for our impairment test calculations which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.
When grouping assets into pools for purposes of impairment evaluation, we also consider individual sites within a grouping for which we currently have no tenants. Approximately 3% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the individual tower site demographics. We estimate, based on current visibility, potential tenants on approximately half of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual sites and all other possible avenues for recovering the carrying value has been exhausted, including sale of the asset, we appropriately reduce the carrying value of such assets.
Accounting for Long-Lived Assets—Impairment Evaluation—Goodwill. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. Otherwise the two-step goodwill impairment test is not required. We have one reporting unit for goodwill impairment testing. We performed our annual goodwill impairment test as of October 1, 2014, which resulted in no impairments.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. No accounting pronouncements adopted during the year ended December 31, 2014 had a material impact on our consolidated financial statements.
Recent Account Pronouncements Not Yet Adopted. In May 2014, the Financial Accounting Standards Board released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. See note 2 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position, including as a result of refinancing our existing debt or issuing incremental debt. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. Currently, all of our debt is fixed rate. See "Item 7. MD&A—Contractual Cash Obligations" and note 5 to our consolidated financial statements for a discussion of our debt maturities.
As of December 31, 2014, we have no interest rate swaps hedging any refinancings. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

Item 8.    Financial Statements and Supplementary Data

CC Holdings GS V LLC

Financial statements of certain of CC Holdings GS V LLC's wholly-owned subsidiaries are included pursuant to Rule 3-16 of Regulation S-X in financial statement schedules in a separate section of this Form 10-K (beginning on page S-1 following Part IV).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of CC Holdings GS V LLC and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 25, 2015

CC HOLDINGS GS V LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$26,231	$31,036
Receivables, net of allowance of $1,099 and $1,376, respectively	5,037	3,064
Prepaid expenses	22,737	21,625
Deferred site rental receivables	7,519	4,772
Other current assets	1,697	2,222
Total current assets	63,221	62,719
Deferred site rental receivables	328,635	286,375
Property and equipment, net	1,147,889	1,147,392
Goodwill	1,338,730	1,338,730
Site rental contracts and customer relationships, net	1,241,889	1,355,348
Other intangible assets, net	26,721	29,382
Long-term prepaid rent, deferred financing costs, and other assets, net	48,978	49,573
Total assets	$4,196,063	$4,269,519

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,598	$2,336
Accrued income taxes	3,498	8,848
Accrued interest	8,655	8,655
Deferred revenues	15,574	19,981
Other accrued liabilities	6,747	6,812
Total current liabilities	37,072	46,632
Debt	1,500,000	1,500,000
Deferred ground lease payable	88,463	79,452
Above-market leases and other liabilities	49,483	50,069
Total liabilities	1,675,018	1,676,153
Commitments and contingencies (note 9)
Member's equity:
Member's equity	2,327,938	2,327,938
Accumulated earnings (deficit)	193,107	265,428
Total member's equity	2,521,045	2,593,366
Total liabilities and equity	$4,196,063	$4,269,519

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2014	2013	2012

Site rental revenues	$614,085	$604,097	$594,903

Operating expenses:
Site rental cost of operations—third parties(a)	150,407	150,301	151,129
Site rental cost of operations—related parties(a)	30,248	28,377	24,379
Site rental cost of operations—total(a)	180,655	178,678	175,508
Management fee	42,686	40,561	38,693
Asset write-down charges	3,598	5,729	3,459
Depreciation, amortization, and accretion	201,726	197,325	189,238
Total operating expenses	428,665	422,293	406,898
Operating income (loss)	185,420	181,804	188,005
Interest expense and amortization of deferred financing costs—third parties	(53,223)	(58,375)	(87,010)
Interest expense and amortization of deferred financing costs—related parties	—	—	(17,188)
Interest expense and amortization of deferred financing costs—total	(53,223)	(58,375)	(104,198)
Gains (losses) on retirement of long-term obligations	—	(18,103)	(67,210)
Other income (expense)	208	50	84
Income (loss) before income taxes	132,405	105,376	16,681
Benefit (provision) for income taxes	(402)	348,443	(9,536)
Net income (loss)	$132,003	$453,819	$7,145

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$132,003	$453,819	$7,145
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	201,726	197,325	189,238
Amortization of deferred financing costs and other non-cash interest on long-term debt	2,828	7,551	12,317
Asset write-down charges	3,598	5,729	3,459
Gains (losses) on retirement of long-term obligations	—	18,103	67,210
Deferred income tax benefit (provision)	—	(355,184)	8,189
Changes in assets and liabilities:
Increase (decrease) in accrued interest	—	3,733	(10,578)
Increase (decrease) in accounts payable	147	1,052	554
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	(3,336)	17,770	1,085
Decrease (increase) in receivables	(1,973)	(474)	1,209
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash, and other assets	(45,876)	(53,065)	(87,465)
Net cash provided by (used for) operating activities	289,117	296,359	192,363
Cash flows from investing activities:
Capital expenditures	(89,598)	(86,785)	(52,442)
Other investing activities	—	239	7
Net cash provided by (used for) investing activities	(89,598)	(86,546)	(52,435)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,500,000
Purchases and redemptions of long-term debt	—	(312,465)	(713,305)
Payments for financing costs	—	(3,690)	(17,707)
Net (increase) decrease in amount due from affiliates	(204,324)	(251,013)	(597,445)
Net (increase) decrease in restricted cash	—	388,391	(311,471)
Net cash provided by (used for) financing activities	(204,324)	(178,777)	(139,928)
Net increase (decrease) in cash and cash equivalents	(4,805)	31,036	—
Cash and cash equivalents at beginning of year	31,036	—	—
Cash and cash equivalents at end of year	$26,231	$31,036	$—

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2011	$2,849,147	$(139,221)	$2,709,926
Equity contribution—income taxes (note 8)	8,858	—	8,858
Equity distribution (note 6)	(597,445)	—	(597,445)
Equity contribution—7.75% Secured Notes from affiliate (note 6)	235,081	—	235,081
Net income (loss)	—	7,145	7,145
Balance at December 31, 2012	$2,495,641	$(132,076)	$2,363,565
Equity contribution—income taxes (note 8)	26,995	—	26,995
Equity distribution (note 6)	(194,698)	(56,315)	(251,013)
Net income (loss)	—	453,819	453,819
Balance at December 31, 2013	$2,327,938	$265,428	$2,593,366
Equity distribution (note 6)	—	(204,324)	(204,324)
Net income (loss)	—	132,003	132,003
Balance at December 31, 2014	$2,327,938	$193,107	$2,521,045

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations, and cash flows of CC Holdings GS V LLC ("CCL") and its consolidated wholly-owned subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). CCL is a Delaware limited liability company ("LLC") that is a holding company and an issuer of the Company's debt. All significant inter-company accounts, transactions, and profits have been eliminated. As used herein, the term "including," and any variation thereof means "including without limitations." The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease, and manage approximately 7,700 communications towers and other structures (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms, ("land interests") (collectively, "wireless infrastructure" or "sites"). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "leases"). The Company's sites are geographically dispersed across the United States ("U.S").
Approximately 68% of the Company's sites are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master lease or other agreements with Sprint ("Sprint Sites"). CCIC, through its subsidiaries (including the Company), has the option to purchase in 2037 all (but not less than all) of the Sprint Sites from Sprint for approximately $2.3 billion. CCIC has no obligation to exercise the purchase option. Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement (as defined below), as the Company has no employees.
Effective January 1, 2014, CCIC commenced operating as a real estate investment trust ("REIT") for U.S. federal income tax purposes. For U.S. federal income tax purposes, the Company's assets and operations are part of the CCIC REIT. See notes 2 and 8.
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

2.	Summary of Significant Accounting Policies
Restricted Cash
As of December 31, 2012, restricted cash represented the cash held in reserve by the indenture trustee or otherwise restricted pursuant to the indenture governing the previously outstanding 7.75% Secured Notes (as defined in note 5). The Company classified the increases and decreases in restricted cash as (1) cash provided by financing activities for cash held by the indenture trustee based on consideration of the terms of the 7.75% Secured Notes, which was a critical feature of the 7.75% Secured Notes based on the indenture trustee's ability to utilize the restricted cash for payment of various expenses including debt service, although the cash flows have aspects of both financing activities and operating activities, or (2) cash provided by operating activities for the other remaining restricted cash. Restricted cash increased cash flow from operating activities by $12.1 million for the year ended December 31, 2013 and decreased cash flow from operating activities by $5.6 million for the year ended December 31, 2012. As of December 31, 2012, restricted cash included $316.6 million comprised of the cash held by the trustee to redeem all of the then outstanding 7.75% Secured Notes as discussed in note 5. Following the redemption of the 7.75% Secured Notes in January 2013, all of the remaining restricted cash was released to the Company.
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status, or contractual provisions. Additions to the allowance for doubtful accounts are charged to “site rental cost of operations,” and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.

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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $2.9 million, $3.4 million, and $3.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove wireless infrastructure or remediate the land upon which the Company's wireless infrastructure resides. With respect to the Sprint Sites, the Company does not have retirement obligations to the extent such retirement would occur beyond the period for which it has a lease term. Asset retirement obligations are included in "above-market leases and other liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization, and accretion" expense on the Company's consolidated statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a “step-one impairment test,” is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2014, which resulted in no impairments.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationship, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships or (2) below-market leases for land interests under the acquired towers classified as "other intangible assets, net." The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing leases, (2) the expected exercise of the renewal provisions contained within the existing leases, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual tenant basis, considering, among other things, the contractual provisions with the tenant and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Above-market Leases
Above-market leases consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining lease term at the acquisition date.
Deferred Financing Costs
Third-party costs incurred to obtain financing are deferred and are included in "long-term prepaid rent, deferred financing costs, and other assets, net" on the Company's consolidated balance sheet.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, up-front payments, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's consolidated balance sheet.
Costs of Operations
In excess of three-fourths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.

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
Income Taxes
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
During 2013, the Company de-recognized substantially all of its previously recorded U.S. federal and state deferred tax assets and liabilities in connection with CCIC's completing the steps necessary to qualify to operate as a REIT and receiving final approval from CCIC's board of directors. The Company de-recognized U.S. federal and state deferred tax assets because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future.
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

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Reporting Segments
The Company's operations consist of one operating segment.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2014 had a material impact on the Company's consolidated financial statements.
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

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2014	2013
Land(a)	—	$74,523	$74,943
Towers	1-20 years	1,647,496	1,567,885
Construction in progress	—	78,817	74,041
Total gross property and equipment		1,800,836	1,716,869
Less accumulated depreciation		(652,947)	(569,477)
Total property and equipment, net		$1,147,889	$1,147,392

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $86.2 million, $82.2 million, and $80.7 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases and associated leasehold improvements with Sprint, which have related gross property and equipment and accumulated depreciation of $1.0 billion and $416.3 million, respectively, as of December 31, 2014.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$2,100,707	$(858,818)	$1,241,889	$2,100,699	$(745,351)	$1,355,348
Other intangible assets	53,879	(27,158)	26,721	54,937	(25,555)	29,382
Total	$2,154,586	$(885,976)	$1,268,610	$2,155,636	$(770,906)	$1,384,730

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2014	2013	2012
Depreciation, amortization and accretion	$113,570	$113,247	$106,791
Site rental costs of operations	1,896	2,035	2,242
Total amortization expense	$115,466	$115,282	$109,033
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2015 to 2019 is as follows:

	Years Ending December 31,
	2015	2016	2017	2018	2019
Estimated annual amortization	$115,406	$115,382	$115,363	$115,341	$115,299
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $2.0 million, $2.0 million and $2.2 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$43,516	$(18,929)	$24,587	$43,740	$(17,035)	$26,705
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2015 to 2019 is as follows:

	Years Ending December 31,
	2015	2016	2017	2018	2019
Estimated annual amortization	$1,935	$1,925	$1,910	$1,886	$1,855

5.	Debt
2012 Secured Notes
On December 24, 2012, CCL and Crown Castle GS III Corp. ("Co-Issuer" and, together with CCL, "Issuers") issued (1) $500.0 million aggregate principal amount of 2.381% senior secured notes due December 2017 ("2.381% Secured Notes") and (2) $1.0 billion aggregate principal amount of 3.849% senior secured notes due April 2023 ("3.849% Secured Notes" and together with the 2.381% Secured Notes, the "2012 Secured Notes"). The 2012 Secured Notes were issued pursuant to an indenture dated as of December 24, 2012 ("Indenture"), by and among the Issuers, the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee ("Trustee"). The Issuers and the Guarantors are indirect wholly-owned subsidiaries of CCIC. The Company used the net proceeds from the issuance of the 2012 Secured Notes to (1) repurchase and redeem a portion of the then outstanding 7.75% senior secured notes due 2017 ("7.75% Secured Notes") and (2) distribute cash to CCIC to fund the repurchase and redemption of a portion of CCIC's senior notes.
The weighted-average stated interest rate of the 2012 Secured Notes as of December 31, 2014 was 3.36% per annum. The outstanding balance of the 2012 Secured Notes as of December 31, 2014 was $1.5 billion
The 2.381% Secured Notes are payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The 3.849% Secured Notes are payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2013. CCL, at its option, may redeem the 2012 Secured Notes of either series in whole or in part at any time by paying 100% of the principal amount of such series of 2012 Secured Notes, together with accrued and unpaid interest, if any, plus a "make-whole" premium (as defined in the Indenture).

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
Debt Restrictions. The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive negative covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2014, the Company's Debt to Adjusted Consolidated Cash Flow Ratio is 3.9 to 1, which the Company expects would currently restrict the Company's ability to incur unsecured debt or additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.
Contractual Maturities
The following are the scheduled contractual maturities of total debt outstanding at December 31, 2014.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total Cash Obligations	Total Debt Outstanding
Scheduled contractual maturities	$—	$—	$500,000	$—	$—	$1,000,000	$1,500,000	1,500,000
Previously Outstanding Debt
On April 30, 2009, CCL and Crown Castle GS III Corp. issued $1.2 billion aggregate principal amount of 7.75% Secured Notes. The 7.75% Secured Notes were guaranteed by the direct and indirect wholly-owned subsidiaries of CCL, other than the Crown Castle GS III Corp. The 7.75% Secured Notes were secured on a first priority basis by a pledge of the equity interests of the guarantors and by certain other assets of the guarantors.
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
The following is a summary of the purchases and redemptions of debt during the years ended December 31, 2013 and 2012.  See note 6.

	Year Ending December 31, 2013
	Principal Amount	Cash Paid(a)	Gains (losses)(c)
7.75% Secured Notes(b)	$294,362	$312,465	$(18,103)

(a)	Exclusive of accrued interest.

(b)	The redemption of the 7.75% Secured Notes was funded by the restricted cash released upon refinancing.

(c)	The losses relate to cash losses, including with respect to make whole payments.

	Year Ending December 31, 2012
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
7.75% Secured Notes	$670,557	$713,305	$(67,210)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $24.5 million related to the write-off of deferred financing costs and discounts. The remainder relative to cash losses including with respect to make whole payments.
Interest Expense and Amortization of Deferred Financing Costs
The components of “interest expense and amortization of deferred financing costs” are as follows:

	Years Ended December 31,
	2014	2013	2012
Interest expense on debt obligations	$50,395	$50,824	$91,881
Amortization of deferred financing costs	2,828	4,583	4,730
Amortization of adjustments on long-term debt	—	2,968	7,587
Total	$53,223	$58,375	$104,198

6.	Related Party Transactions
As discussed in note 5, the Company and other subsidiaries of CCL entered into a Management Agreement with CCUSA, which replaced a previous management agreement among the same parties. Pursuant to this Management Agreement, CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which is based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage, and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as Manager, CCUSA may make certain modifications to the Company's sites. The management fee charged by CCUSA for the years ended December 31, 2014, 2013, and 2012 totaled $42.7 million, $40.6 million, and $38.7 million, respectively. See note 5.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any agreement and for which no operating results are reflected herein.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2014, there are approximately 24% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $30.2 million, $28.4 million, and $24.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. Also, the Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2014, 2013, and 2012, rent revenue from affiliates totaled $0.6 million, $0.6 million, and $0.6 million, respectively.
In 2012, CCIC acquired through market purchases $35.5 million of principal amount of the 7.75% Secured Notes. In December 2012, the 7.75% Secured Notes held by CCIC were contributed to the Company with a face value of $235.1 million. Prior to this non-cash contribution of the 7.75% Secured Notes in December 2012, the 7.75% Secured Notes acquired by CCIC remained outstanding on the Company's consolidated balance sheet. For the year ended December 31, 2012, the Company recorded interest expense and amortization of deferred financing costs of approximately $17.2 million on the amount due to CCIC.
The Company recorded net equity distributions of $204.3 million, $224.0 million, and $353.5 million for the years ended December 31, 2014, 2013, and 2012, respectively, reflecting net distributions to its parent company, including the contribution of the 7.75% Secured Notes held by CCIC and the distribution of excess cash from the refinancing of the 7.75% Secured Notes. Cash on-hand above the amount that is required by the Management Agreement has and is expected to continue to be distributed to the Company's parent company. See note 8 for a discussion of the equity contribution related to income taxes.

7.	Fair Values
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities. See also note 2.

	Level in Fair Value Hierarchy	December 31, 2014		December 31, 2013
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$26,231	$26,231	$31,036	$31,036

Liabilities:
Debt	2	1,500,000	1,497,750	1,500,000	1,426,880

8.	Income Taxes
For the year ended December 31, 2014, the provision for income taxes of $0.4 million consists of state taxes. For the years ended December 31, 2013 and 2012, the benefit (provision) for income taxes consisted of the following:

	Years Ended December 31,
	2013	2012
Current:
Federal	$—	$—
State	(6,741)	(1,347)
Deferred:
Federal	361,082	(3,487)
State	(5,898)	(4,702)
Total tax benefit (provision)	$348,443	$(9,536)

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

For the year ended December 31, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2). For the year ended December 31, 2013 and 2012, a reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2013	2012
Benefit (provision) for income taxes at statutory rate	$(36,881)	$(5,838)
Nondeductible expenses and other	(6)	(4)
State tax benefit (provision), net of federal	(6,140)	(3,932)
Tax adjustment related to REIT conversion	391,688	—
Other	(218)	238
	$348,443	$(9,536)
During 2013 and 2012, the Company recorded non-cash equity contributions from CCIC of $27.0 million, and $8.9 million, respectively, primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2014, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $3.1 million, of which $1.0 million and $1.0 million were recorded in 2013 and 2012, respectively.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. At this time, CCIC is not subject to an Internal Revenue Service examination.

9.	Commitments and Contingencies
The Company is involved in various claims, lawsuits, or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. See note 10 for a discussion of the operating lease commitments. In addition, see note 1 for a discussion of the Company's option to purchase approximately 68% of the Company's towers at the end of their respective lease terms. CCIC has no obligation to exercise the purchase option.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $2.0 million, $1.8 million, and $1.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, liabilities for retirement obligations amounted to $24.7 million and $23.0 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2014, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $126 million. See note 2.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

10.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2014. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2014, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately seven years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Tenant leases	$555,941	$547,203	$537,333	$527,262	$512,696	$1,857,194	$4,537,629
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2014. The Company is obligated under non-cancelable operating leases for land interests under approximately nine-tenths of its sites. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Nearly 90% and 50% of the Company's site rental gross margins for the year ended December 31, 2014 are derived from towers where the land interest under the tower is owned or leased with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$128,771	$131,169	$133,504	$135,047	$136,255	$1,775,963	$2,440,709
Rental expense from operating leases was $141.6 million, $140.3 million, and $136.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $28.7 million, $28.8 million, and $28.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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
The Company derives all of its revenues from customers in the wireless communication services industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms and proactive management of past due balances.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2014	2013	2012
Sprint (a)	41%	42%	43%
AT&T (a)	20%	20%	19%
T-Mobile (a)	17%	17%	15%
Verizon Wireless	10%	10%	9%
Total	88%	89%	86%

(a)
All periods presented are after giving effect to recent consolidation activity, including T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's acquisition of Leap Wireless (completed in March 2014).

12.	Supplemental Cash Flow Information

The following table is a summary of the supplemental cash flow information during the years ended December 31, 2014, 2013, and 2012.

	For Years Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Interest paid (inclusive of payments to related parties)	$50,395	$47,091	$102,459
Income taxes paid	—	—	—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes (note 8)	—	26,995	8,858
Contribution of 7.75% Secured Notes from affiliate (note 6)	—	—	235,081
Equity contribution (distribution) of amount due to (from) affiliates (note 6)	(204,324)	(251,013)	(597,445)

13.	Guarantor Subsidiaries
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2014, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2014, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of the Company's CEO and CFO, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework described in "Internal Control – Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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
(c) Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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

Item 9B.    Other Information
None.

PART III

Item 14.    Principal Accountant Fees and Services
As an indirect wholly-owned subsidiary of CCIC, our principal accounting fees and services are subject to Crown Castle's Audit Committee pre-approval procedures described in its Proxy Statement. This Proxy Statement can be located at CCIC's Internet site (www.crowncastle.com), under Investors, Proxy Statement. Other than these procedures, the information contained at that Internet site is not incorporated by reference in this filing. During 2014, all services provided by the external auditor were pre-approved by CCIC's Audit Committee in accordance with such policies.
Fees for professional services provided by our auditors include the following:

	2014	2013
Audit fees(a)	$225,000	$205,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$225,000	$205,000

(a)	Audit fees principally includes audit and review of financial statements and subsidiary audits, and consents.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2015.

CC HOLDINGS GS V LLC

By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and E. Blake Hawk and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2014 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 25th day of February, 2015.

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

CC HOLDINGS GS V LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands of dollars)

		Additions	Deletions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2014	$1,376	$295	$—	$(572)	$1,099
2013	$1,507	$268	$—	$(399)	$1,376
2012	$1,605	$413	$—	$(511)	$1,507

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
Global Signal Acquisitions LLC
Global Signal Acquisitions LLC Financial Statements
Years Ended December 31, 2014, 2013 and 2012
Global Signal Acquisitions II LLC
Global Signal Acquisitions II LLC Financial Statements
Years Ended December 31, 2014, 2013 and 2012
Pinnacle Towers LLC
Pinnacle Towers LLC Consolidated Financial Statements
Years Ended December 31, 2014, 2013 and 2012

GLOBAL SIGNAL ACQUISITIONS LLC

Financial Statements

December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of Global Signal Acquisitions LLC at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 25, 2015

GLOBAL SIGNAL ACQUISITIONS LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2014	2013
ASSETS
Current assets:
Receivables, net of allowance of $27 and $43, respectively	$292	$121
Prepaid expenses	399	402
Deferred site rental receivables	246	152
Other current assets	30	30
Total current assets	967	705
Deferred site rental receivables	17,041	14,153
Property and equipment, net	67,208	67,199
Goodwill	68,841	68,841
Site rental contracts and customer relationships, net	64,354	69,926
Other intangible assets, net	3,346	3,471
Long-term prepaid rent and other assets, net	1,632	1,451
Total assets	$223,389	$225,746

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$107	$85
Accrued income taxes	136	340
Deferred revenues	805	757
Other accrued liabilities	747	670
Total current liabilities	1,795	1,852
Deferred ground lease payable	2,948	2,797
Above-market leases and other liabilities	2,734	2,732
Total liabilities	7,477	7,381
Commitments and contingencies (note 8)
Member's equity:
Member's equity	204,889	204,889
Accumulated earnings (deficit)	11,023	13,476
Total member's equity	215,912	218,365
Total liabilities and equity	$223,389	$225,746

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2014	2013	2012

Site rental revenues—third parties	$28,100	$27,503	$26,646
Site rental revenues—related parties	2,290	2,271	2,223
Site rental revenues—total	30,390	29,774	28,869

Operating expenses:
Site rental cost of operations—third parties(a)	5,250	5,248	5,045
Site rental cost of operations—related parties(a)	743	710	660
Site rental cost of operations—total(a)	5,993	5,958	5,705
Management fee	2,056	1,990	1,899
Depreciation, amortization, and accretion	9,683	9,562	9,358
Total operating expenses	17,732	17,510	16,962
Operating income (loss)	12,658	12,264	11,907
Other income (expense)	9	109	9
Income (loss) before income taxes	12,667	12,373	11,916
Benefit (provision) for income taxes	(6)	14,103	(4,635)
Net income (loss)	$12,661	$26,476	$7,281

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$12,661	$26,476	$7,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	9,683	9,562	9,358
Deferred income tax benefit (provision)	—	(14,354)	4,580
Changes in assets and liabilities:
Increase (decrease) in accounts payable	22	55	(11)
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	(39)	362	(492)
Decrease (increase) in receivables	(171)	(72)	369
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(3,137)	(3,656)	(3,821)
Net cash provided by (used for) operating activities	19,019	18,373	17,264
Cash flows from investing activities:
Capital expenditures	(3,905)	(3,337)	(2,861)
Net cash provided by (used for) investing activities	(3,905)	(3,337)	(2,861)
Cash flows from financing activities:
Net (increase) decrease in amount due from affiliates	(15,114)	(15,036)	(14,403)
Net cash provided by (used for) financing activities	(15,114)	(15,036)	(14,403)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2011	$214,883	$(7,564)	$207,319
Equity contribution—income taxes (note 7)	3,286	—	3,286
Equity distribution (note 6)	(14,403)	—	(14,403)
Net income (loss)	—	7,281	7,281
Balance at December 31, 2012	$203,766	$(283)	$203,483
Equity contribution—income taxes (note 7)	3,442	—	3,442
Equity distribution (note 6)	(2,319)	(12,717)	(15,036)
Net income (loss)	—	26,476	26,476
Balance at December 31, 2013	$204,889	$13,476	$218,365
Equity distribution (note 6)	—	(15,114)	(15,114)
Net income (loss)	—	12,661	12,661
Balance at December 31, 2014	$204,889	$11,023	$215,912

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying financial statements reflect the financial position, results of operations and cash flows of Global Signal Acquisitions LLC ("Company"). The Company is a wholly-owned subsidiary of CC Holdings GS V LLC ("CCL"), which is an indirect, wholly-owned subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). As used herein, the term "including," and any variation thereof means "including without limitations." The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease and manage communications towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms, ("land interests") (collectively, "wireless infrastructure" or "sites") to wireless communications companies. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "leases"). The Company's sites are geographically dispersed across the United States ("U.S."). Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
Effective January 1, 2014, CCIC commenced operating as a real estate investment trust ("REIT") for U.S. federal income tax purposes. For U.S. federal income tax purposes, the Company's assets and operations are part of the CCIC REIT. See note 7.
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

2.	Summary of Significant Accounting Policies
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status or contractual provisions. Additions to the allowance for doubtful accounts are charged to "site rental cost of operations" and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.
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

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's statement of operations.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its most recent annual test of goodwill as of October 1, 2014, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's balance sheet and predominately consist of the estimated fair value of  site rental contracts and customer relationships recorded in conjunction with acquisitions. The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing leases, (2) the expected exercise of the renewal provisions contained within the existing leases, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual tenant basis, considering, among other things, the contractual provisions with the tenant and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related tower assets into

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Above-market Leases
Above-market leases consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining lease term at the acquisition date.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, up-front payments, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's balance sheet.
Costs of Operations
In excess of three-fourths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.
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
Income Taxes
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
During 2013, the Company de-recognized substantially all of its previously recorded U.S. federal and state deferred tax assets and liabilities in connection with CCIC's completing the steps necessary to qualify to operate as a REIT and receiving final approval from CCIC's board of directors. The Company de-recognized U.S. federal and state deferred tax assets because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future.
Reporting Segments
The Company's operations consist of one operating segment.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2014 had a material impact on the Company's financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company as of January 1, 2017.  This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its financial statements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2014	2013
Land(a)	—	$15,305	$15,305
Towers	1-20 years	76,683	73,445
Construction in progress	—	4,920	4,255
Total gross property and equipment		96,908	93,005
Less accumulated depreciation		(29,700)	(25,806)
Total property and equipment, net		$67,208	$67,199

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $3.9 million, $3.8 million, and $3.7 million, respectively.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$108,021	$(43,667)	$64,354	$108,021	$(38,095)	$69,926
Other intangible assets	4,349	(1,003)	3,346	4,349	(878)	3,471
Total	$112,370	$(44,670)	$67,700	$112,370	$(38,973)	$73,397
Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2014	2013	2012
Depreciation, amortization and accretion	$5,675	$5,673	$5,584
Site rental costs of operations	22	23	24
Total amortization expense	$5,697	$5,696	$5,608
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2015 to 2019 is as follows:

	Years Ending December 31,
	2015	2016	2017	2018	2019
Estimated annual amortization	$5,696	$5,696	$5,697	$5,686	$5,686
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $0.1 million, $0.1 million and $0.1 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$2,303	$(986)	$1,317	$2,303	$(880)	$1,423
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2015 to 2019 is as follows:

	Years Ending December 31,
	2015	2016	2017	2018	2019
Estimated annual amortization	$106	$106	$106	$106	$106

5.	Debt
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
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2014, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which the Company expects would currently restrict its ability to incur unsecured debt or issue additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement ("Management Agreement") with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage, and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2014, 2013, and 2012 totaled $2.1 million, $2.0 million, and $1.9 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2014, there are nearly 10% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $0.7 million, $0.7 million, and $0.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2014, 2013, and 2012, rent revenue from affiliates totaled $2.3 million, $2.3 million, and $2.2 million, respectively. As of December 31, 2014, nearly 30% of the Company's sites consist of land interests under towers owned by affiliates.
The Company recorded net equity distributions of $15.1 million, $11.6 million, and $11.1 million for the years ended December 31, 2014, 2013, and 2012, respectively, reflecting net distributions to its parent company. Cash on-hand above the amount that is required by the Management Agreement has been and is expected to continue to be distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

7.	Income Taxes
For the year ended December 31, 2014, the provision for income taxes relates to state taxes. For the years ended December 31, 2013 and 2012, the benefit (provision) for income taxes consisted of the following:

	Years Ended December 31,
	2013	2012
Current:
Federal	$—	$—
State	(251)	(55)
Total current	(251)	(55)
Deferred:
Federal	15,040	(3,920)
State	(686)	(660)
Total deferred	14,354	(4,580)
Total tax benefit (provision)	$14,103	$(4,635)
For the year ended December 31, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2). For the year ended December 31, 2013 and 2012, a reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2013	2012
Benefit (provision) for income taxes at statutory rate	$(4,330)	$(4,171)
State tax benefit (provision), net of federal	(470)	(464)
Tax adjustment related to the REIT conversion	18,883	—
Other	20	—
	$14,103	$(4,635)
During 2013 and 2012, the Company recorded non-cash equity contributions of $3.4 million and $3.3 million, respectively, primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2014, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.1 million.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. At this time, CCIC is not subject to an Internal Revenue Service examination.

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

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, liabilities for retirement obligations amounted to $1.4 million and $1.3 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2014, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $18 million. See note 2.

9.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2014. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2014, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately eight years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Tenant leases	$27,171	$27,052	$27,147	$27,230	$26,920	$123,110	$258,630
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2014. The Company is obligated under non-cancelable operating leases for land interests under nearly 90% of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Nearly 95% and nearly 70% of the Company's site rental gross margin for the year ended December 31, 2014 are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$4,484	$4,569	$4,647	$4,788	$4,895	$71,393	$94,776
Rental expense from operating leases was $4.6 million, $4.7 million, and $4.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $1.1 million, $1.1 million, and $1.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

10.	Concentration of Credit Risk
The financial instrument that potentially subjects the Company to concentrations of credit risk is primarily trade receivables.
The Company derives all of its revenues from customers in the wireless communication services industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

contractually determinable payment terms, and proactive management of past due balances.
Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2014	2013	2012
T-Mobile(a)	29%	29%	27%
AT&T(a)	25%	24%	23%
Sprint(a)	19%	20%	20%
Verizon Wireless	11%	10%	10%
Total	84%	83%	80%

(a)
All periods presented are after giving effect to recent consolidation activity, including T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's acquisition of Leap Wireless (completed in March 2014).

11.	Supplemental Cash Flow Information

The following table is a summary of the supplemental cash flow information during the years ended December 31, 2014, 2013 and 2012.

	For Years Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes (note 7)	—	3,442	3,286
Equity contribution (distribution) of amount due to (from) affiliates (note 6)	(15,114)	(15,036)	(14,403)

GLOBAL SIGNAL ACQUISITIONS II LLC

Financial Statements

December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of Global Signal Acquisitions II LLC at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 25, 2015

GLOBAL SIGNAL ACQUISITIONS II LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$26,231	$31,036
Receivables, net of allowance of $587 and $374, respectively	1,228	40
Prepaid expenses	20,344	19,177
Deferred site rental receivables	5,326	3,209
Other current assets	1,076	1,285
Total current assets	54,205	54,747
Deferred site rental receivables	238,171	208,707
Property and equipment, net	713,058	710,122
Goodwill	642,545	642,545
Site rental contracts and customer relationships, net	591,465	648,829
Other intangible assets, net	19,956	22,092
Long-term prepaid rent and other assets, net	25,282	24,095
Total assets	$2,284,682	$2,311,137

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$801	$837
Accrued income taxes	2,808	9,298
Deferred revenues	9,000	12,410
Other accrued liabilities	2,260	1,555
Total current liabilities	14,869	24,100
Deferred ground lease payable	78,005	69,600
Above-market leases and other liabilities	36,502	36,759
Total liabilities	129,376	130,459
Commitments and contingencies (note 8)
Member's equity:
Member's equity	2,083,747	2,083,747
Accumulated earnings (deficit)	71,559	96,931
Total member's equity	2,155,306	2,180,678
Total liabilities and equity	$2,284,682	$2,311,137

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2014	2013	2012

Site rental revenues	$414,149	$402,771	$394,818

Operating expenses:
Site rental cost of operations—third parties(a)	107,522	106,072	105,920
Site rental cost of operations—related parties(a)	28,035	26,592	22,936
Site rental cost of operations—total(a)	135,557	132,664	128,856
Management fee	28,706	26,689	25,138
Asset write-down charges	1,309	3,002	402
Depreciation, amortization, and accretion	117,214	112,347	106,581
Total operating expenses	282,786	274,702	260,977
Operating income (loss)	131,363	128,069	133,841
Other income (expense)	167	(102)	(8)
Income (loss) before income taxes	131,530	127,967	133,833
Benefit (provision) for income taxes	(320)	101,858	(51,959)
Net income (loss)	$131,210	$229,825	$81,874

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$131,210	$229,825	$81,874
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	117,214	112,347	106,581
Asset write-down charges	1,309	3,002	402
Deferred income tax benefit (provision)	—	(109,423)	51,023
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(102)	617	59
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	(2,463)	18,276	4,274
Decrease (increase) in receivables	(1,188)	266	(40)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash, and other assets	(32,182)	(35,705)	(67,112)
Net cash provided by (used for) operating activities	213,798	219,205	177,061
Cash flows from investing activities:
Capital expenditures	(62,021)	(62,770)	(30,882)
Net cash provided by (used for) investing activities	(62,021)	(62,770)	(30,882)
Cash flows from financing activities:
Net (increase) decrease in amount due from affiliates	(156,582)	(513,790)	165,292
Net (increase) decrease in restricted cash	—	388,391	(311,471)
Net cash provided by (used for) financing activities	(156,582)	(125,399)	(146,179)
Net increase (decrease) in cash and cash equivalents	(4,805)	31,036	—
Cash and cash equivalents at beginning of year	31,036	—	—
Cash and cash equivalents at end of year	$26,231	$31,036	$—

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2011	$2,122,949	$(27,520)	$2,095,429
Equity contribution—income taxes (note 7)	60,751	—	60,751
Equity contribution (note 6)	165,292	—	165,292
Net income (loss)	—	81,874	81,874
Balance at December 31, 2012	$2,348,992	$54,354	$2,403,346
Equity contribution—income taxes (note 7)	61,297	—	61,297
Equity distribution (note 6)	(326,542)	(187,248)	(513,790)
Net income (loss)	—	229,825	229,825
Balance at December 31, 2013	$2,083,747	$96,931	$2,180,678
Equity distribution (note 6)	—	(156,582)	(156,582)
Net income (loss)	—	131,210	131,210
Balance at December 31, 2014	$2,083,747	$71,559	$2,155,306

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying financial statements reflect the financial position, results of operations, and cash flows of Global Signal Acquisitions II LLC ("Company"). The Company is a wholly-owned subsidiary of CC Holdings GS V LLC ("CCL"), which is an indirect, wholly-owned subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). As used herein, the term "including," and any variation thereof means "including without limitations." The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease, and manage communications towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "wireless infrastructure" or "sites") to wireless communications companies. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "leases"). The Company's sites are geographically dispersed across the United States ("U.S.").
Virtually all of the Company's sites are leased or subleased or operated or managed for an initial period under master lease and sublease agreements, including the master lease and sublease agreements, and other agreements with Sprint ("Sprint Sites"). In 2037, CCIC, through its subsidiaries (including the Company), has the option to purchase all (but not less than all) of the leased and subleased Sprint towers from Sprint for approximately $2.3 billion. CCIC has no obligation to exercise the purchase option. Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
Effective January 1, 2014, CCIC commenced operating as a real estate investment trust ("REIT") for U.S. federal income tax purposes. For U.S. federal income tax purposes, the Company's assets and operations are part of the CCIC REIT. See note 7.
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

2.	Summary of Significant Accounting Policies
Restricted Cash
As of December 31, 2013, restricted cash represented the cash held in reserve by the indenture trustee or otherwise restricted pursuant to the indenture governing the previously outstanding senior secured notes issued by CCL and Crown Castle GS III Corp during 2009 ("7.75% Secured Notes") and which were redeemed in January 2013. The Company has classified the increases and decreases in restricted cash as (1) cash provided by financing activities for cash held by the indenture trustee based on consideration of the terms of the 7.75% Secured Notes, which was a critical feature of the 7.75% Secured Notes based on the indenture trustee's ability to utilize the restricted cash for payment of various expenses including debt service, although the cash flows have aspects of both financing activities and operating activities, or (2) cash provided by operating activities for the other remaining restricted cash. Restricted cash increased cash flow from operating activities by $12.1 million for the year ended December 31, 2013 and decreased cash flow from operating activities by $5.6 million for the year ended December 31, 2012. As of December 31, 2012, restricted cash included $316.6 million comprised of the cash held by the trustee to redeem all of the then outstanding 7.75% Secured Notes as discussed in note 5. Following the redemption of the 7.75% Secured Notes in January 2013, all of the remaining restricted cash was released to the Company.
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status or contractual provisions. Additions to the allowance for doubtful accounts are charged to "site rental cost of operations" and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.
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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's statement of operations and were $0.7 million, $1.2 million, and $0.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2014, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships or (2) below-market leases for land interests under the acquired

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

towers classified as "other intangible assets, net." The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing leases, (2) the expected exercise of the renewal provisions contained within the existing leases, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual tenant basis, considering, among other things, the contractual provisions with the tenant and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) customers' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts, and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Above-market Leases
Above-market leases consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining lease term at the acquisition date.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, up-front payments, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables." Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's balance sheet.
Costs of Operations
In excess of four-fifths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.
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
Income Taxes
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
During 2013, the Company de-recognized substantially all of its previously recorded U.S. federal and state deferred tax assets and liabilities in connection with CCIC's completing the steps necessary to qualify to operate as a REIT and receiving final approval from CCIC's board of directors. The Company de-recognized U.S. federal and state deferred tax assets because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future.
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
The fair value of cash and cash equivalents approximates the carrying value. There were no changes since December 31, 2013 in the Company's valuation techniques used to measure fair values.
Reporting Segments
The Company's operations consist of one operating segment.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2014 had a material impact on the Company's consolidated financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company as of January 1, 2017.  This guidance is required to be applied (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its financial statements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2014	2013
Land(a)	—	$1,735	$1,731
Towers	1-20 years	1,102,120	1,043,453
Construction in progress	—	50,899	49,075
Total gross property and equipment		1,154,754	1,094,259
Less accumulated depreciation		(441,696)	(384,137)
Total property and equipment, net		$713,058	$710,122

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $58.4 million, $55.2 million, and $54.1 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases with Sprint, which have related gross property and equipment and accumulated depreciation of $1.0 billion and $416.3 million, respectively, as of December 31, 2014.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$1,008,243	$(416,778)	$591,465	$1,008,243	$(359,414)	$648,829
Other intangible assets	34,288	(14,332)	19,956	35,221	(13,129)	22,092
Total	$1,042,531	$(431,110)	$611,421	$1,043,464	$(372,543)	$670,921
Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2014	2013	2012
Depreciation, amortization and accretion	$57,363	$55,845	$51,173
Site rental costs of operations	1,552	1,662	1,854
Total amortization expense	$58,915	$57,507	$53,027

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2015 to 2019 is as follows:

	Years Ending December 31,
	2015	2016	2017	2018	2019
Estimated annual amortization	$58,877	$58,867	$58,862	$58,862	$58,852
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $1.5 million, $1.5 million and $1.7 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$32,517	$(14,242)	$18,275	$32,741	$(12,818)	$19,923
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2015 to 2019 is as follows:

	Years Ending December 31,
	2015	2016	2017	2018	2019
Estimated annual amortization	$1,469	$1,461	$1,446	$1,442	$1,432

5.	Debt
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
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land, or other property up to an aggregate of $100.0 million, and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2014, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which the Company expects would currently restrict its ability to incur unsecured debt or issue additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement (“Management Agreement”) with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company's reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2014, 2013, and 2012 totaled $28.7 million, $26.7 million, and $25.1 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2014, there are nearly 30% of the Company's sites where the land under the tower is owned by an affiliate. The Company pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. Rent expense to affiliates totaled $28.0 million, $26.6 million, and $22.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The Company recorded net equity distributions of $156.6 million and $452.5 million for the years ended December 31, 2014 and 2013, respectively, reflecting net distributions to its parent company. The Company recorded a net equity contribution of $226.0 million for the year ended December 31, 2012, which is inclusive of the contribution of restricted cash of $316.6 million to repurchase or redeem the outstanding 7.75% Secured Notes. Cash on-hand above the amount that is required by the Management Agreement has been and is expected to continue to be distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes.

7.	Income Taxes
For the years ended December 31, 2014, the provision for income taxes of $0.3 million consists of state taxes. For the years ended December 31, 2013 and 2012, the benefit (provision) for income taxes consisted of the following:

	Years Ended December 31,
	2013	2012
Current:
Federal	$—	$—
State	(7,565)	(936)
Total current	(7,565)	(936)
Deferred:
Federal	117,415	(43,989)
State	(7,992)	(7,034)
Total deferred	109,423	(51,023)
Total tax benefit (provision)	$101,858	$(51,959)

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

For the year ended December 31, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2). For the year ended December 31, 2013 and 2012, a reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2013	2012
Benefit (provision) for income taxes at statutory rate	$(44,788)	$(46,842)
State tax benefit (provision), net of federal	(4,947)	(5,181)
Tax adjustment related to the REIT conversion	151,205	—
Other	388	64
	$101,858	$(51,959)
During 2013 and 2012, the Company recorded non-cash equity contributions of $61.3 million and $60.8 million, respectively, primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2014, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.5 million, of which, $0.8 million and $0.7 million of which were recorded in 2013 and 2012, respectively.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. At this time, CCIC is not subject to an Internal Revenue Service examination.

8.	Commitments and Contingencies
The Company is involved in various claims, lawsuits, or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's financial position or results of operations. See note 9 for a discussion of the operating lease commitments. In addition, see note 1 for a discussion of the Company's option to purchase nearly all of the Company's towers at the end of their respective lease terms. CCIC has no obligation to exercise the purchase option.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $1.4 million, $1.3 million, and $1.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, liabilities for retirement obligations amounted to $18.2 million and $16.8 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2014, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $40 million. See note 2.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

9.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2014. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2014, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately seven years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Tenant leases	$382,468	$384,272	$379,709	$378,271	$369,820	$1,327,129	$3,221,669
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2014. The Company is obligated under non-cancelable operating leases for land interests under nearly all of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Nearly 85% and nearly 45% of the Company's site rental gross margins for the year ended December 31, 2014, are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$102,230	$104,366	$106,545	$108,033	$109,179	$1,416,738	$1,947,091
Rental expense from operating leases was $112.8 million, $111.3 million, and $108.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $18.1 million, $18.2 million, and $17.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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
The Company derives all of its revenues from customers in the wireless communication services industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms and proactive management of past due balances. See note 1 for a discussion of the Sprint Sites.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2014	2013	2012
Sprint(a)	50%	52%	53%
AT&T(a)	20%	19%	19%
T-Mobile(a)	17%	17%	15%
Verizon Wireless	10%	9%	9%
Total	97%	97%	96%

(a)
All periods presented are after giving effect to recent consolidation activity, including T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's acquisition of Leap Wireless (completed in March 2014).

11.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2014, 2013, and 2012.

	For Years Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes (note 7)	—	61,297	60,751
Equity contribution (distribution) of amount due to (from) affiliates (note 6)	(156,582)	(513,790)	165,292

PINNACLE TOWERS LLC

Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of Pinnacle Towers LLC at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 24, 2014

PINNACLE TOWERS LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2014	2013
ASSETS
Current assets:
Receivables, net of allowance of $485 and $959, respectively	$3,517	$2,903
Prepaid expenses	1,994	2,047
Deferred site rental receivables	1,948	1,411
Other current assets	591	908
Total current assets	8,050	7,269
Deferred site rental receivables	73,423	63,515
Property and equipment, net	367,623	370,070
Goodwill	627,345	627,345
Site rental contracts and customer relationships, net	586,070	636,593
Other intangible assets, net	3,419	3,819
Long-term prepaid rent and other assets, net	6,287	5,425
Total assets	$1,672,217	$1,714,036

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,689	$1,414
Accrued income taxes	549	2,034
Deferred revenues	5,769	6,814
Other accrued liabilities	3,336	3,817
Total current liabilities	11,343	14,079
Deferred ground lease payable	7,510	7,055
Above-market leases and other liabilities	10,250	10,581
Total liabilities	29,103	31,715
Commitments and contingencies (note 8)
Member's equity:
Member's equity	1,540,422	1,540,422
Accumulated earnings (deficit)	102,692	141,899
Total member's equity	1,643,114	1,682,321
Total liabilities and equity	$1,672,217	$1,714,036

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2014	2013	2012

Site rental revenues	$171,681	$173,686	$173,302

Operating expenses:
Site rental cost of operations—third parties(a)	37,577	38,980	40,109
Site rental cost of operations—related parties(a)	3,663	3,210	2,924
Site rental cost of operations—total(a)	41,240	42,190	43,033
Management fee	12,083	12,042	11,813
Asset write-down charges	2,286	2,728	3,062
Depreciation, amortization, and accretion	74,831	75,415	73,230
Total operating expenses	130,440	132,375	131,138
Operating income (loss)	41,241	41,311	42,164
Other income (expense)	31	45	89
Income (loss) before income taxes	41,272	41,356	42,253
Benefit (provision) for income taxes	(76)	207,021	(17,174)
Net income (loss)	$41,196	$248,377	$25,079

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$41,196	$248,377	$25,079
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	74,831	75,415	73,230
Asset write-down charges	2,286	2,728	3,062
Deferred income tax benefit (provision)	—	(208,768)	16,818
Changes in assets and liabilities:
Increase (decrease) in accounts payable	227	291	507
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	(3,296)	1,959	(2,711)
Decrease (increase) in receivables	(614)	(667)	880
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(10,557)	(13,506)	(16,534)
Net cash provided by (used for) operating activities	104,073	105,829	100,331
Cash flows from investing activities:
Capital expenditures	(23,670)	(20,678)	(18,698)
Other investing activities	—	239	7
Net cash provided by (used for) investing activities	(23,670)	(20,439)	(18,691)
Cash flows from financing activities:
Net (increase) decrease in amount due from affiliates	(80,403)	(85,390)	(81,640)
Net cash provided by (used for) financing activities	(80,403)	(85,390)	(81,640)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2011	$1,641,314	$(67,770)	$1,573,544
Equity contribution—income taxes (note 7)	11,799	—	11,799
Equity distribution (note 6)	(81,640)	—	(81,640)
Net income (loss)	—	25,079	25,079
Balance at December 31, 2012	$1,571,473	$(42,691)	$1,528,782
Equity distribution—income taxes (note 7)	(9,448)	—	(9,448)
Equity distribution (note 6)	(21,603)	(63,787)	(85,390)
Net income (loss)	—	248,377	248,377
Balance at December 31, 2013	$1,540,422	$141,899	$1,682,321
Equity distribution (note 6)	—	(80,403)	(80,403)
Net income (loss)	—	41,196	41,196
Balance at December 31, 2014	$1,540,422	$102,692	$1,643,114

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations, and cash flows of Pinnacle Towers LLC and its consolidated wholly-owned subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of CC Holdings GS V LLC ("CCL"), which is an indirect, wholly-owned subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). All significant inter-company accounts, transactions, and profits have been eliminated. As used herein, the term "including," and any variation thereof means "including without limitations." The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease and manage communications towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "wireless infrastructure" or "sites") to wireless communications companies. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "leases"). The Company's sites are geographically dispersed across the United States ("U.S."). Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
Effective January 1, 2014, CCIC commenced operating as a real estate investment trust ("REIT") for U.S. federal income tax purposes. For U.S. federal income tax purposes, the Company's assets and operations are part of the CCIC REIT. See note 7.
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

2.	Summary of Significant Accounting Policies
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status or contractual provisions. Additions to the allowance for doubtful accounts are charged to "site rental cost of operations" and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.
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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $2.1 million, $2.2 million, and $2.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with an estimation of fair value of the reporting unit using an income approach, which looks to the present value of expected future cash flows. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted future cash flows of the reporting unit. The Company performed its most recent annual test of goodwill as of October 1, 2014, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships or (2) below-market leases for land interests under the acquired towers classified as "other intangible assets, net." The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing leases, (2) the expected exercise of the renewal provisions contained within the existing leases, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual tenant basis, considering, among other things, the contractual provisions with the tenant and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

renewals contained in the acquired contracts and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships intangible assets. First, the Company pools the site rental contracts and customer relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Above-market Leases
Above-market leases consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining lease term at the acquisition date.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant lease (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, up-front payments, or rent free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's balance sheet.
Costs of Operations
In excess of two-thirds of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.
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

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Income Taxes
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
During 2013, the Company de-recognized substantially all of its previously recorded U.S. federal and state deferred tax assets and liabilities in connection with CCIC's completing the steps necessary to qualify to operate as a REIT and receiving final approval from CCIC's board of directors. The Company de-recognized U.S. federal and state deferred tax assets because the expected recovery or settlement of the related assets and liabilities would not result in a taxable or deductible amount in the future.
Reporting Segments
The Company determined its operations consist of one operating segment.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2014 had a material impact on the Company's consolidated financial statements.
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

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2014	2013
Land(a)	—	$57,484	$57,908
Towers	1-20 years	468,694	450,986
Construction in progress	—	22,996	20,710
Total gross property and equipment		549,174	529,604
Less accumulated depreciation		(181,551)	(159,534)
Total property and equipment, net		$367,623	$370,070

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $23.9 million, $23.3 million, and $22.9 million, respectively.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$984,444	$(398,374)	$586,070	$984,435	$(347,842)	$636,593
Other intangible assets	6,841	(3,422)	3,419	6,967	(3,148)	3,819
Total	$991,285	$(401,796)	$589,489	$991,402	$(350,990)	$640,412
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2014	2013	2012
Depreciation, amortization and accretion	$50,532	$51,728	$49,964
Site rental costs of operations	$322	$350	$364
Total amortization expense	$50,854	$52,078	$50,328
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2015 to 2019 is as follows:

	Years Ending December 31,
	2015	2016	2017	2018	2019
Estimated annual amortization	$50,832	$50,818	$50,805	$50,794	$50,761

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $0.4 million, $0.4 million and $0.4 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	December 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$8,697	$(3,701)	$4,996	$8,697	$(3,337)	$5,360
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2015 to 2019 is as follows:

	Years Ending December 31,
	2015	2016	2017	2018	2019
Estimated annual amortization	$359	$358	$358	$338	$317

5.	Debt
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
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land, or other property up to an aggregate of $100.0 million, and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2014, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which the Company expects would currently restrict its ability to incur unsecured debt or issue additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement ("Management Agreement") with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2014, 2013, and 2012 totaled $12.1 million, $12.0 million, and $11.8 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2014, there are nearly 10% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $3.7 million, $3.2 million, and $2.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. The Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2014, 2013, and 2012, rent revenue from affiliates totaled $0.5 million, $0.4 million, and $0.6 million, respectively.
The Company recorded net equity distributions of $80.4 million, $94.8 million, and $69.8 million for the years ended December 31, 2014, 2013, and 2012, respectively, reflecting net distributions to its parent company. Cash on-hand above the amount that is required by the Management Agreement has and is expected to continue to be distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes.

7.	Income Taxes
For the year ended December 31, 2014, the provision for income taxes of $0.1 million consists of state taxes. For the years ended December 31, 2013 and 2012, the benefit (provision) for income taxes consisted of the following:

	Years Ended December 31,
	2013	2012
Current:
Federal	$—	$—
State	(1,747)	(356)
Total current	(1,747)	(356)
Deferred:
Federal	205,799	(13,314)
State	2,969	(3,504)
Total deferred	208,768	(16,818)
Total tax benefit (provision)	$207,021	$(17,174)
For the year ended December 31, 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2). For the year ended December 31, 2013 and 2012, a reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

	Years Ended December 31,
	2013	2012
Benefit (provision) for income taxes at statutory rate	$(14,474)	$(14,788)
State tax benefit (provision), net of federal	(2,456)	(2,509)
Tax adjustment related to the REIT conversion	224,449	—
Other	(498)	123
	$207,021	$(17,174)
During 2013, the Company recorded non-cash equity distribution of $9.4 million primarily related to other members of CCIC's federal consolidated group use of the Company's net operating losses. During 2012, the Company recorded non-cash equity contributions of $11.8 million primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2014, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.5 million, of which, $0.2 million and $0.2 million of which were recorded in 2013 and 2012, respectively.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. At this time, CCIC is not subject to an Internal Revenue Service examination.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, liabilities for retirement obligations amounted to $5.1 million and $5.0 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2014, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $68 million. See note 2.
Operating Lease Commitments
See note 9 for a discussion of operating lease commitments.

9.	Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2014. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2014, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Tenant leases	$148,441	$138,019	$132,616	$123,900	$118,094	$432,465	$1,093,535
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2014. The Company is obligated under non-cancelable operating leases for land interests under nearly 70% of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Nearly 95% and nearly 70% of the Company's site rental gross margin for the year ended December 31, 2014, are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$24,196	$24,373	$24,451	$24,366	$24,320	$313,500	$435,206

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Rental expense from operating leases was $26.3 million, $26.5 million, and $26.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $9.5 million, $9.5 million, and $9.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

10.	Concentration of Credit Risk
The financial instrument that potentially subjects the Company to concentrations of credit risk is primarily trade receivables.
The Company derives all of its revenues from customers in the wireless communication services industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms and proactive management of past due balances.
Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2014	2013	2012
AT&T(a)	21%	20%	19%
Sprint(a)	20%	22%	22%
T-Mobile(a)	15%	15%	13%
Verizon Wireless	12%	11%	10%
Total	68%	68%	64%

(a)
All periods presented are after giving effect to recent consolidation activity, including T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's acquisition of Leap Wireless (completed in March 2014).

11.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2014, 2013, and 2012.

	For Years Ended December 31,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash equity contribution (distribution)—income taxes (note 7)	—	(9,448)	11,799
Equity contribution (distribution) of amount due to (from) affiliates (note 6)	(80,403)	(85,390)	(81,640)

Exhibit Index

Exhibit No.		Description

(a)	3.1	Certificate of Formation, as amended, of CC Holdings GS V LLC

(a)	3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC

(b)	4.1
Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023

(a)	4.2
Pledge and Security Agreement as of December 24, 2012, by and among CC Holdings GS V LLC, Pinnacle Towers LLC, Pinnacle Towers III LLC, Pinnacle Towers V Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023

(c)	10.1	Agreement to Contribute, Lease and Sublease, dated as February 14, 2005, among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.

(d)	10.2
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
Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.

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

(b)	10.9
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