Form 10-Q
period 2015-03-31
CC Holdings GS V LLC
filed 2015-05-08
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 31, 2015, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, customer consolidation or ownership changes, or demand for our sites, (2) expectations regarding non-renewals of tenant leases, (including the impact of Sprint decommissioning its iDEN network and the impact of the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including: capital expenditure limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated growth in our future revenues, margins, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, and (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT.
Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,306	$26,231
Receivables, net	4,353	5,037
Prepaid expenses	22,625	22,737
Deferred site rental receivables and other current assets	9,868	9,216
Total current assets	86,152	63,221
Deferred site rental receivables	335,245	328,635
Property and equipment, net of accumulated depreciation of $674,698 and $652,947, respectively	1,147,567	1,147,889
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,239,638	1,268,610
Long-term prepaid rent, deferred financing costs and other assets, net	47,366	48,978
Total assets	$4,194,698	$4,196,063

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$16,650	$12,843
Accrued interest	21,254	8,655
Deferred revenues	17,549	15,574
Total current liabilities	55,453	37,072
Debt	1,500,000	1,500,000
Deferred ground lease payable	90,312	88,463
Above-market leases and other liabilities	49,275	49,483
Total liabilities	1,695,040	1,675,018
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,327,938	2,327,938
Accumulated earnings (deficit)	171,720	193,107
Total member's equity	2,499,658	2,521,045
Total liabilities and equity	$4,194,698	$4,196,063

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2015	2014

Site rental revenues	$150,775	$156,902

Operating expenses:
Site rental cost of operations—third parties(a)	37,039	37,391
Site rental cost of operations—related parties(a)	7,791	7,480
Site rental cost of operations—total(a)	44,830	44,871
Management fee—related party	10,757	10,841
Asset write-down charges	1,270	854
Depreciation, amortization and accretion	51,520	50,300
Total operating expenses	108,377	106,866
Operating income (loss)	42,398	50,036
Interest expense and amortization of deferred financing costs	(13,306)	(13,306)
Other income (expense)	21	(6)
Income (loss) before income taxes	29,113	36,724
Benefit (provision) for income taxes	(101)	—
Net income (loss)	$29,012	$36,724

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$29,012	$36,724
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	51,520	50,300
Amortization of deferred financing costs and other non-cash interest on long-term debt	707	707
Asset write-down charges	1,270	854
Deferred income tax benefit (provision)		—
Changes in assets and liabilities:
Increase (decrease) in accrued interest	12,599	12,599
Increase (decrease) in accounts payable	(376)	(541)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	7,214	6,729
Decrease (increase) in receivables	684	(1,766)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash and other assets	(5,867)	(12,271)
Net cash provided by (used for) operating activities	96,763	93,335
Cash flows from investing activities:
Capital expenditures	(23,289)	(21,698)
Net cash provided by (used for) investing activities	(23,289)	(21,698)
Cash flows from financing activities:
Distributions to member	(50,399)	(51,934)
Net cash provided by (used for) financing activities	(50,399)	(51,934)
Net increase (decrease) in cash and cash equivalents	23,075	19,703
Cash and cash equivalents at beginning of period	26,231	31,036
Cash and cash equivalents at end of period	$49,306	$50,739

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2015	$2,327,938	$193,107	$2,521,045
Distributions to member (note 4)	—	(50,399)	(50,399)
Net income (loss)	—	29,012	29,012
Balance, March 31, 2015	$2,327,938	$171,720	$2,499,658

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2014	$2,327,938	$265,428	$2,593,366
Distributions to member (note 4)	—	(51,934)	(51,934)
Net income (loss)	—	36,724	36,724
Balance, March 31, 2014	$2,327,938	$250,218	$2,578,156

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
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2014, and related notes thereto, included in the 2014 Form 10-K filed by the Company with the SEC.
The Company is organized specifically to own, lease and manage sites. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements. Our wireless infrastructure can accommodate multiple tenants for antennas or other equipment necessary for the transmission of signals for wireless communication. The Company's sites are geographically dispersed across the United States. Management services related to the Company's sites are performed by CCUSA, an affiliate of the Company, under the Management Agreement, as the Company has no employees.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of March 31, 2015, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2015 and 2014. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2014 Form 10-K.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2015 had a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

Recent Accounting Pronouncements Not Yet Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The update requires retrospective application and the guidance is effective for the Company on January 1, 2016. The Company is evaluating the guidance, including the impact on its consolidated financial statements.

3.	Debt
The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The weighted-average stated interest rate of the 2012 Secured Notes as of March 31, 2015 was 3.4% per annum. The outstanding balance of the 2012 Secured Notes as of March 31, 2015 and December 31, 2014 was $1.5 billion.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2015	2014
Interest expense on debt obligations	$12,599	$12,599
Amortization of deferred financing costs	707	707
Total	$13,306	$13,306

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to an affiliate acquiring rights to such land. As of March 31, 2015, there was approximately 25% of the Company's sites where the land under the tower is controlled by an affiliate. Also, the Company receives rent revenue from affiliates for land controlled by the Company that affiliates have towers on.
For the three months ended March 31, 2015 and March 31, 2014, the Company recorded an equity distribution of $50.4 million and $51.9 million, respectively, reflecting distributions to its member and ultimately other subsidiaries of CCIC. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. See note 5 for a discussion of the equity contribution related to income taxes.

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
For the three months ended March 31, 2015 and 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's dividends paid deduction.

6.	Fair Values
The fair value of cash and cash equivalents and restricted cash approximates the carrying value. The Company determines the fair value of its debt securities based on indicative quotes (that are non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if applicable. There were no changes since December 31, 2014 in the Company's valuation techniques used to measure fair values. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities, are as follows:

	Level in Fair Value Hierarchy	March 31, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$49,306	$49,306	$26,231	$26,231
Liabilities:
Debt	2	1,500,000	1,513,150	1,500,000	1,497,750

7.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, the Company has the option to purchase in 2037 all (but not less than all) of the Sprint Sites, which represent approximately 68% of the Company's sites. CCIC has no obligation to exercise the purchase option.

8.	Guarantor Subsidiaries
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
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the the consolidated financial statements of the Company including the related notes and "Item 7."Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2014 Form 10-K. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in our 2014 Form 10-K. Unless this Quarterly Report on Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used herein refer to CC Holdings GS V LLC and its subsidiaries.
General Overview
We own, lease or manage sites located across the United States. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2015.

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our towers will result from (1) new technologies, (2) increased usage of wireless data applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding quality and capacity, or (6) the availability of additional spectrum.

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of approximately seven years, exclusive of renewals at the tenants' option, currently representing approximately $4.4 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 88% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless.

•	Majority of land interests under our wireless infrastructure are under long-term control

◦
Nearly 90% and nearly 50% of our site rental gross margin is derived from sites that we own or control for greater than 10 and 20 years, respectively. The aforementioned amounts include sites that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately [one-seventh] of our site rental gross margin.

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

◦
Our debt consists of the 2012 Secured Notes, which consist of $500.0 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. See note 3 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $96.8 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•
We expect that our full year 2015 site rental revenues will be impacted by (1) similar levels of tenant leasing as in 2014, as large U.S. wireless carriers continue to upgrade their networks and (2) an increase in non-renewals of tenant leases. We expect non-renewals of tenant leases to result from (1) Sprint's decommissioning of its legacy Nextel iDEN network and (2) the decommissioning of the the former Leap Wireless, MetroPCS and Clearwire networks ("Acquired Networks"), at least in part, which we expect to occur predominately from 2016 through 2018. See "Item 1A. Risk Factors" in our 2014 Form 10-K for further discussion of the non-renewals.

CCIC REIT Election
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT. See notes 1 and 5 to our condensed consolidated financial statements and our 2014 Form 10-K for more information on CCIC's REIT election and its impact on CCL.

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2014 Form 10-K. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts. See "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 2 to our 2014 Form 10-K.
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$150,775	$156,902	(4)%
Operating expenses:
Costs of operations(a)(b)	44,830	44,871	—%
Management fee(b)	10,757	10,841	(1)%
Asset write-down charges	1,270	854	*
Depreciation, amortization and accretion	51,520	50,300	2%
Total operating expenses	108,377	106,866	1%
Operating income (loss)	42,398	50,036	(15)%
Interest expense and amortization of deferred financing costs	(13,306)	(13,306)	—%
Other income (expense)	21	(6)
Income (loss) before income taxes	29,113	36,724
Benefit (provision) for income taxes	(101)	—
Net income (loss)	$29,012	$36,724
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

First Quarter 2015 and 2014
Site rental revenues for the three months ended March 31, 2015 decreased by $6.1 million, or 4%, from the same period in the prior year. This decrease in site rental revenues was predominantly due to an approximate 3% decrease related to a contract termination payment recorded during the three months ended March 31, 2014. Site rental revenue was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewals of tenant leases.
See "Item 2. MD&A—General Overview" herein and our 2014 Form 10-K for further discussion of the impact of customers' network enhancement deployments and non-renewal of tenant leases, including the impact of the decommissioning of the iDEN and Acquired Networks.
Site rental gross margins for the three months ended March 31, 2015 decreased by $6.1 million, or 5%, from the same period in 2014. The decrease in the site rental gross margins was related to the previously mentioned 4% decrease in site rental revenues and the relatively fixed costs to operate our sites.
The management fee for the three months ended March 31, 2015 decreased by $0.1 million, or 1%, from the three months ended March 31, 2014, but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Interest expense and amortization of deferred financing costs for the three months ended March 31, 2015 remained consistent with the three months ended March 31, 2014 as there were no financings since the first quarter of 2014.
Net income for the three months ended March 31, 2015 was $29.0 million, compared to net income of $36.7 million for the three months ended March 31, 2014, which was predominantly due to the decrease in site rental revenue as discussed above.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term leases (See "Item 2. MD&A—General Overview"), predominantly from the largest U.S. wireless carriers. Historically, our net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures. For the foreseeable future, we expect to generate net cash provided by operating activities (exclusive of movements in working capital) that exceed our capital expenditures. We seek to allocate the net cash provided by our operating activities in a manner that we believe drives value for our member and ultimately CCIC, including (1) activities to enhance operating results, such as capital expenditures to accommodate additional tenants and (2) distributing all of our excess cash to our member and ultimately other subsidiaries of CCIC.
From a cash management perspective, we currently distribute cash on hand above amounts required pursuant to the Management Agreement to our indirect parent, CCIC. If any future event would occur that would leave us with a deficiency in our operating cash flow, while not required, CCIC may contribute cash back to us.
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT. We expect to continue to pay minimal cash income taxes as a result of CCIC's recent REIT conversion and NOLs.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2015:

March 31, 2015
(In thousands of dollars)
Cash and cash equivalents	$49,306
Debt	1,500,000
Total member's equity	2,499,658
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.

See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$96,763	$93,335	$3,428
Investing activities	(23,289)	(21,698)	(1,591)
Financing activities	(50,399)	(51,934)	1,535
Net increase (decrease) in cash and cash equivalents	$23,075	$19,703	$3,372
Operating Activities
The increase in net cash provided by operating activities for the first three months of 2015 of $3.4 million, or 4%, from the first three months of 2014 was due primarily to a net benefit from year-over-year changes in working capital, predominately accounts receivable, partially offset by the impact from the contract termination payment recorded during the three months ended March 31, 2014. Changes in working capital and particularly changes in deferred site rental receivables, deferred rental revenues, accrued liabilities and prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments and receipts.
Investing Activities
Capital Expenditures

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands of dollars)
Site improvements(a)	$21,712	$20,737	$975
Sustaining	1,577	961	616
Total	$23,289	$21,698	$1,591

(a)
Consist of structural enhancements to support site improvements in order to accommodate new tenant additions. These capital expenditures vary based on (1) the type of work performed on the wireless infrastructure, with the installation of a new antenna typically requiring greater capital expenditures than a modification to an existing installation, (2) the existing capacity of the wireless structure prior to installation and (3) changes in structural engineering regulations and our internal structural standards.

Financing Activities
The net cash flows used for financing activities in the three months ended March 31, 2015 and March 31, 2014 included the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. See notes 4 and 8 to our condensed consolidated financial statements.
2012 Secured Notes
See our 2014 Form 10-K for a discussion of the 2012 Secured Notes, debt restrictions, and disclosures about market risk. There are no financial maintenance covenants in the 2012 Secured Notes. Based on restrictive covenants, we are currently restricted in our ability to incur additional indebtedness. We are not restricted in our ability to distribute cash to affiliates or issue dividends to our parent.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2015 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2014 are described in "Item 7. MD&A" and in note 2 in our 2014 Form 10-K. The critical accounting policies and estimates for the first three months of 2015 have not changed from the critical accounting policies for the year ended December 31, 2014.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. No accounting pronouncements adopted during the three months ended March 31, 2015 had a material impact on our condensed consolidated financial statements.
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
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2014 Form 10-K.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	May 8, 2015	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 8, 2015	By:	/s/ Rob A. Fisher
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