Form 10-Q
period 2015-06-30
CC Holdings GS V LLC
filed 2015-08-07
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,545	$26,231
Receivables, net	3,177	5,037
Prepaid expenses	30,588	22,737
Deferred site rental receivables and other current assets	12,071	9,216
Total current assets	71,381	63,221
Deferred site rental receivables	340,159	328,635
Property and equipment, net of accumulated depreciation of $696,178 and $652,947, respectively	1,146,943	1,147,889
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,210,797	1,268,610
Long-term prepaid rent, deferred financing costs and other assets, net	46,713	48,978
Total assets	$4,154,723	$4,196,063

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$14,179	$12,843
Accrued interest	8,655	8,655
Deferred revenues	17,032	15,574
Total current liabilities	39,866	37,072
Debt	1,500,000	1,500,000
Deferred ground lease payable	92,085	88,463
Above-market leases and other liabilities	49,173	49,483
Total liabilities	1,681,124	1,675,018
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,327,938	2,327,938
Accumulated earnings (deficit)	145,661	193,107
Total member's equity	2,473,599	2,521,045
Total liabilities and equity	$4,154,723	$4,196,063

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Site rental revenues	$151,447	$153,086	$302,222	$309,988

Operating expenses:
Site rental cost of operations—third parties(a)	37,858	37,175	74,897	74,566
Site rental cost of operations—related parties(a)	7,938	7,600	15,729	15,080
Site rental cost of operations—total(a)	45,796	44,775	90,626	89,646
Management fee—related party	10,826	10,525	21,583	21,366
Asset write-down charges	788	540	2,058	1,394
Depreciation, amortization and accretion	51,461	49,816	102,981	100,116
Total operating expenses	108,871	105,656	217,248	212,522
Operating income (loss)	42,576	47,430	84,974	97,466
Interest expense and amortization of deferred financing costs	(13,306)	(13,305)	(26,612)	(26,611)
Other income (expense)	(5)	(7)	16	(13)
Income (loss) before income taxes	29,265	34,118	58,378	70,842
Benefit (provision) for income taxes	(105)	(200)	(206)	(200)
Net income (loss)	$29,160	$33,918	$58,172	$70,642

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$58,172	$70,642
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	102,981	100,116
Amortization of deferred financing costs and other non-cash interest on long-term debt	1,414	1,414
Asset write-down charges	2,058	1,394
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(277)	(1,184)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	5,492	1,471
Decrease (increase) in receivables	1,860	(1,374)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash and other assets	(20,592)	(31,805)
Net cash provided by (used for) operating activities	151,108	140,674
Cash flows from investing activities:
Capital expenditures	(46,176)	(41,170)
Net cash provided by (used for) investing activities	(46,176)	(41,170)
Cash flows from financing activities:
Distributions to member	(105,618)	(101,587)
Net cash provided by (used for) financing activities	(105,618)	(101,587)
Net increase (decrease) in cash and cash equivalents	(686)	(2,083)
Cash and cash equivalents at beginning of period	26,231	31,036
Cash and cash equivalents at end of period	$25,545	$28,953

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2015	$2,327,938	$171,720	$2,499,658
Distributions to member (note 4)	—	(55,219)	(55,219)
Net income (loss)	—	29,160	29,160
Balance, June 30, 2015	$2,327,938	$145,661	$2,473,599

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2014	$2,327,938	$250,218	$2,578,156
Distributions to member (note 4)	—	(49,653)	(49,653)
Net income (loss)	—	33,918	33,918
Balance, June 30, 2014	$2,327,938	$234,483	$2,562,421

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2015	$2,327,938	$193,107	$2,521,045
Distributions to member (note 4)	—	(105,618)	(105,618)
Net income (loss)	—	58,172	58,172
Balance, June 30, 2015	$2,327,938	$145,661	$2,473,599

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2014	$2,327,938	$265,428	$2,593,366
Distributions to member (note 4)	—	(101,587)	(101,587)
Net income (loss)	—	70,642	70,642
Balance, June 30, 2014	$2,327,938	$234,483	$2,562,421

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
The Company is organized specifically to own, lease and manage sites. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements. The Company's wireless infrastructure can accommodate multiple tenants for antennas or other equipment necessary for the transmission of signals for wireless communication. The Company's sites are geographically dispersed throughout the United States. Management services related to the Company's sites are performed by CCUSA, an affiliate of the Company, under the Management Agreement, as the Company has no employees.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of June 30, 2015, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2015 and 2014. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2015 had a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company on January 1, 2018, following the FASB's July 2015 decision to defer the effective date of the standard by one year. This guidance is required to be applied, at the Company's election, either (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company is evaluating the guidance including the impact on its consolidated financial statements.
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The update requires retrospective application and the guidance is effective for the Company on January 1, 2016. The Company is evaluating the guidance, including the impact on its consolidated financial statements.

3.	Debt
The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The weighted-average stated interest rate of the 2012 Secured Notes as of June 30, 2015 was 3.4% per annum. The outstanding balance of the 2012 Secured Notes as of June 30, 2015 and December 31, 2014 was $1.5 billion.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense on debt obligations	$12,599	$12,598	$25,198	$25,197
Amortization of deferred financing costs	707	707	1,414	1,414
Total	$13,306	$13,305	$26,612	$26,611

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to an affiliate acquiring rights to such land. As of June 30, 2015, there was approximately 25% of the Company's sites where the land under the tower is controlled by an affiliate. Also, the Company receives rent revenue from affiliates for land controlled by the Company that affiliates have towers on.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

For the six months ended June 30, 2015 and June 30, 2014, the Company recorded an equity distribution of $105.6 million and $101.6 million, respectively, reflecting distributions to its member and ultimately other subsidiaries of CCIC. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company.

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
For the six months ended June 30, 2015 and 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's dividends paid deduction.

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

	Level in Fair Value Hierarchy	June 30, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$25,545	$25,545	$26,231	$26,231
Liabilities:
Debt	2	1,500,000	1,491,700	1,500,000	1,497,750

7.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, CCIC, through its subsidiaries (including the Company) has the option to purchase in 2037 all (but not less than all) of the Sprint Sites, which represent approximately 68% of the Company's sites. CCIC has no obligation to exercise the purchase option.

8.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$25,198	$25,197

9.	Guarantor Subsidiaries
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
General Overview
We own, lease or manage sites that are geographically dispersed throughout the United States. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2015.

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

•	Revenues predominately from large wireless carriers

◦	Approximately 89% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless.

•	Majority of land interests under our wireless infrastructure are under long-term control

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

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $151.1 million. See "Item 2. MD&A—Liquidity and Capital Resources."
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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$151,447	$153,086	(1)%

Operating expenses:
Costs of operations(a)(b)	45,796	44,775	2%
Management fee(b)	10,826	10,525	3%
Asset write-down charges	788	540	*
Depreciation, amortization and accretion	51,461	49,816	3%
Total operating expenses	108,871	105,656	3%
Operating income (loss)	42,576	47,430	(10)%
Interest expense and amortization of deferred financing costs	(13,306)	(13,305)	—%
Other income (expense)	(5)	(7)
Income (loss) before income taxes	29,265	34,118
Benefit (provision) for income taxes	(105)	(200)
Net income (loss)	$29,160	$33,918
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014		Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$302,222	$309,988		(3)%

Operating expenses:
Costs of operations(a)(b)	90,626	89,646		1%
Management fee(b)	21,583	21,366		1%
Asset write-down charges	2,058	1,394		*
Depreciation, amortization and accretion	102,981	100,116		3%
Total operating expenses	217,248	212,522		2%
Operating income (loss)	84,974	97,466		(13)%
Interest expense and amortization of deferred financing costs	(26,612)	(26,611)	(b)	—%
Other income (expense)	16	(13)
Income (loss) before income taxes	58,378	70,842
Benefit (provision) for income taxes	(206)	(200)
Net income (loss)	$58,172	$70,642
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

Second Quarter 2015 and 2014
Site rental revenues for the three months ended June 30, 2015 decreased by $1.6 million, or 1%, from the same period in the prior year. This decrease in site rental revenues was predominantly due to the impact of non-renewals of tenant leases, particularly the impact of the decommissioning of the iDEN network. Site rental revenue was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and other non-renewals of tenant leases. See "Item 2. MD&A—General Overview" herein and our 2014 Form 10-K for further discussion of the impact of customers' network enhancement deployments and non-renewal of tenant leases, including the impact of the decommissioning of the iDEN and Acquired Networks. Despite the decrease in site rental revenues, new tenant additions across our entire portfolio remained consistent with historical leasing levels.
Site rental gross margins for the three months ended June 30, 2015 decreased by $2.7 million, or 2%, from the same period in 2014. The decrease in the site rental gross margins was related to the previously mentioned 1% decrease in site rental revenues and the relatively fixed costs to operate our sites.
The management fee for the three months ended June 30, 2015 increased by $0.3 million, or 3%, from the three months ended June 30, 2014, but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Depreciation, amortization and accretion for the three months ended June 30, 2015 increased by 1.6 million, or 3%, from the three months ended June 30, 2014. This increase predominately resulted from a corresponding increase in our gross property and equipment primarily related to capital expenditures to accommodate new tenant additions.
Interest expense and amortization of deferred financing costs for the three months ended June 30, 2015 remained consistent with the three months ended June 30, 2014 as there were no financings since the first quarter of 2014.
Net income for the three months ended June 30, 2015 was $29.2 million, compared to net income of $33.9 million for the three months ended June 30, 2014, which was predominantly due to (1) the decrease in site rental revenue, and (2) the increase in operating expenses, predominately depreciation, amortization, and accretion, as discussed above.

First Half 2015 and 2014
Site rental revenues for the six months ended June 30, 2015 decreased by $7.8 million, or 3%, from the same period in the prior year. This decrease in site rental revenues was predominantly due to (1) the impact of non-renewals of tenant leases, particularly the impact of the decommissioning of the iDEN network, and (2) an approximately 1% decrease related to a contract termination payment recorded during the three months ended March 31, 2014. Site rental revenue was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and other non-renewals of tenant leases. See "Item 2. MD&A—General Overview" herein and our 2014 Form 10-K for further discussion of the impact of customers' network enhancement deployments and non-renewal of tenant leases, including the impact of the decommissioning of the iDEN and Acquired Networks. Despite the decrease in site rental revenues, new tenant additions across our entire portfolio remained consistent with historical leasing levels.
Site rental gross margins for the six months ended June 30, 2015 decreased by $8.7 million, or 4%, from the same period in 2014. The decreased in the site rental gross margins was related to the previously mentioned 3% decreased in site rental revenues and the relatively fixed costs to operate our sites.
The management fee for the six months ended June 30, 2015 increased by $0.2 million, or 1%, from the six months ended June 30, 2014, but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Depreciation, amortization and accretion for the six months ended June 30, 2015 increased by 2.9 million, or 3%, from the six months ended June 30, 2014. This increase predominately resulted from a corresponding increase in our gross property and equipment primarily related to capital expenditures to accommodate new tenant additions.
Interest expense and amortization of deferred financing costs for the six months ended June 30, 2015 remained consistent with the six months ended June 30, 2014 as there were no financings since the first quarter of 2014.
Net income for the six months ended June 30, 2015 was $58.2 million, compared to net income of $70.6 million for the six months ended June 30, 2014, which was predominantly due to (1) the decrease in site rental revenue, and (2) the increase in operating expenses, predominately depreciation, amortization, and accretion, as discussed above.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term leases (See "Item 2. MD&A—General Overview"), predominantly from the largest U.S. wireless carriers. Historically, our net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures. For the foreseeable future, we expect to generate net cash provided by operating activities (exclusive of movements in working capital) that exceed our capital expenditures. We seek to allocate the net cash generated from our business in a manner that we believe drives value for our member and ultimately CCIC.
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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2015:

June 30, 2015
(In thousands of dollars)
Cash and cash equivalents	$25,545
Debt	1,500,000
Total member's equity	2,473,599

Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Six Months Ended June 30,
	2015	2014	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$151,108	$140,674	$10,434
Investing activities	(46,176)	(41,170)	(5,006)
Financing activities	(105,618)	(101,587)	(4,031)
Net increase (decrease) in cash and cash equivalents	$(686)	$(2,083)	$1,397
Operating Activities
The increase in net cash provided by operating activities for the first six months of 2015 of $10.4 million, or 7%, from the first six months of 2014 was due primarily to (1) growth in cash revenues, including cash escalations that are subject to straight-line accounting and (2) a net benefit from year-over-year changes in working capital. Changes in working capital and particularly changes in deferred site rental receivables, deferred rental revenues, accrued liabilities and prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments and receipts.
Investing Activities
Capital Expenditures

	Six Months Ended June 30,
	2015	2014	Change
	(In thousands of dollars)
Site improvements(a)	$42,732	$38,889	$3,843
Sustaining	3,444	2,281	1,163
Total	$46,176	$41,170	$5,006

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

Financing Activities
The net cash flows used for financing activities in the six months ended June 30, 2015 and June 30, 2014 includes the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. See notes 4 and 9 to our condensed consolidated financial statements.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2015 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2014 are described in "Item 7. MD&A" and in note 2 in our 2014 Form 10-K. The critical accounting policies and estimates for the first six months of 2015 have not changed from the critical accounting policies for the year ended December 31, 2014.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our condensed consolidated financial statements.
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

CC HOLDINGS GS V LLC

Date:	August 7, 2015	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 7, 2015	By:	/s/ Rob A. Fisher
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