Form 10-Q
period 2015-09-30
CC Holdings GS V LLC
filed 2015-11-06
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of September 30, 2015, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the SEC. Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless communication industry, carriers' investments in their networks, new tenant additions, customer consolidation or ownership changes, or demand for our sites, (2) expectations regarding non-renewals of tenant leases, (including the impact of Sprint decommissioning its iDEN network and the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including: capital expenditure limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated growth in our future revenues, margins, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, and (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,850	$26,231
Receivables, net	3,076	5,037
Prepaid expenses	28,499	22,737
Deferred site rental receivables and other current assets	11,339	9,216
Total current assets	80,764	63,221
Deferred site rental receivables	346,444	328,635
Property and equipment, net of accumulated depreciation of $717,792 and $652,947, respectively	1,142,176	1,147,889
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,181,758	1,268,610
Long-term prepaid rent, deferred financing costs and other assets, net	46,347	48,978
Total assets	$4,136,219	$4,196,063

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$15,256	$12,843
Accrued interest	21,254	8,655
Deferred revenues	11,787	15,574
Total current liabilities	48,297	37,072
Debt	1,500,000	1,500,000
Deferred ground lease payable	93,961	88,463
Above-market leases and other liabilities	49,160	49,483
Total liabilities	1,691,418	1,675,018
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,327,938	2,327,938
Accumulated earnings (deficit)	116,863	193,107
Total member's equity	2,444,801	2,521,045
Total liabilities and equity	$4,136,219	$4,196,063

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Site rental revenues	$152,023	$152,946	$454,245	$462,934

Operating expenses:
Site rental cost of operations—third parties(a)	38,061	38,194	112,958	112,760
Site rental cost of operations—related parties(a)	8,002	7,639	23,731	22,719
Site rental cost of operations—total(a)	46,063	45,833	136,689	135,479
Management fee—related party	10,981	10,625	32,564	31,991
Asset write-down charges	1,377	1,500	3,435	2,894
Depreciation, amortization and accretion	51,819	50,705	154,800	150,821
Total operating expenses	110,240	108,663	327,488	321,185
Operating income (loss)	41,783	44,283	126,757	141,749
Interest expense and amortization of deferred financing costs	(13,306)	(13,306)	(39,917)	(39,917)
Other income (expense)	143	160	158	147
Income (loss) before income taxes	28,620	31,137	86,998	101,979
Benefit (provision) for income taxes	(103)	(100)	(309)	(300)
Net income (loss)	$28,517	$31,037	$86,689	$101,679

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$86,689	$101,679
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	154,800	150,821
Amortization of deferred financing costs and other non-cash interest on long-term debt	2,121	2,121
Asset write-down charges	3,435	2,894
Changes in assets and liabilities:
Increase (decrease) in accrued interest	12,599	12,599
Increase (decrease) in accounts payable	612	(15)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	1,911	(2,159)
Decrease (increase) in receivables	1,961	(1,964)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(24,001)	(42,816)
Net cash provided by (used for) operating activities	240,127	223,160
Cash flows from investing activities:
Capital expenditures	(65,575)	(64,038)
Net cash provided by (used for) investing activities	(65,575)	(64,038)
Cash flows from financing activities:
Distributions to member	(162,933)	(150,213)
Net cash provided by (used for) financing activities	(162,933)	(150,213)
Net increase (decrease) in cash and cash equivalents	11,619	8,909
Cash and cash equivalents at beginning of period	26,231	31,036
Cash and cash equivalents at end of period	$37,850	$39,945

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2015	$2,327,938	$145,661	$2,473,599
Distributions to member (note 4)	—	(57,315)	(57,315)
Net income (loss)	—	28,517	28,517
Balance, September 30, 2015	$2,327,938	$116,863	$2,444,801

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2014	$2,327,938	$234,483	$2,562,421
Distributions to member (note 4)	—	(48,626)	(48,626)
Net income (loss)	—	31,037	31,037
Balance, September 30, 2014	$2,327,938	$216,894	$2,544,832

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2015	$2,327,938	$193,107	$2,521,045
Distributions to member (note 4)	—	(162,933)	(162,933)
Net income (loss)	—	86,689	86,689
Balance, September 30, 2015	$2,327,938	$116,863	$2,444,801

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2014	$2,327,938	$265,428	$2,593,366
Distributions to member (note 4)	—	(150,213)	(150,213)
Net income (loss)	—	101,679	101,679
Balance, September 30, 2014	$2,327,938	$216,894	$2,544,832

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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of September 30, 2015, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2015 and 2014. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2015 had a material impact on the Company's condensed consolidated financial statements.

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
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The update requires retrospective application and the guidance is effective for the Company on January 1, 2016. The Company will adopt the guidance on January 1, 2016. As of September 30, 2015, the Company had $13.7 million in net deferred financing costs recorded as a component of "long-term prepaid rent, deferred financing costs, and other assets, net" on the Company's condensed consolidated balance sheet.

3.	Debt
The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The weighted-average stated interest rate of the 2012 Secured Notes as of September 30, 2015 was 3.4% per annum. The outstanding balance of the 2012 Secured Notes as of September 30, 2015 and December 31, 2014 was $1.5 billion.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense on debt obligations	$12,599	$12,599	$37,796	$37,796
Amortization of deferred financing costs	707	707	2,121	2,121
Total	$13,306	$13,306	$39,917	$39,917

4.	Related Party Transactions
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

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to an affiliate acquiring rights to such land. As of September 30, 2015, there was approximately 25% of the Company's sites where the land under the tower is controlled by an affiliate. Also, the Company receives rent revenue from affiliates for land controlled by the Company that affiliates have towers on.
For the nine months ended September 30, 2015 and September 30, 2014, the Company recorded an equity distribution of $162.9 million and $150.2 million, respectively, reflecting distributions to its member and ultimately other subsidiaries of CCIC. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company.

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
For the nine months ended September 30, 2015 and 2014, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's dividends paid deduction.

6.	Fair Values
The fair value of cash and cash equivalents approximates the carrying value. The Company determines the fair value of its debt securities based on indicative quotes (that are non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if applicable. There were no changes since December 31, 2014 in the Company's valuation techniques used to measure fair values. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities, are as follows:

	Level in Fair Value Hierarchy	September 30, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$37,850	$37,850	$26,231	$26,231
Liabilities:
Debt	2	1,500,000	1,498,050	1,500,000	1,497,750

7.	Commitments and Contingencies
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2015.

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new customer demand for our towers will result from (1) new technologies, (2) increased usage of wireless data applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding quality and capacity, or (6) the availability of additional spectrum.

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of approximately seven years, exclusive of renewals at the tenants' option, currently representing approximately $4.3 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 89% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless.

•	Majority of land interests under our wireless infrastructure are under long-term control

◦
Nearly 90% and more than 50% of our site rental gross margin is derived from sites that we own or control for greater than 10 and 20 years, respectively. The aforementioned amounts include sites that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately one-seventh of our site rental gross margin.

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

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $240.1 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•
We expect that our full year 2015 site rental revenues will be impacted by (1) similar levels of tenant leasing as in 2014, as large U.S. wireless carriers continue to upgrade and enhance their networks and (2) an increase in non-renewals of tenant leases. We expect non-renewals of tenant leases to primarily result from Sprint's decommissioning of its legacy Nextel iDEN network.

•
We expect demand for tenant leasing to continue during 2016. During 2016, we also expect that site rental revenue growth will be offset by non-renewals of tenant leases, primarily from our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks, at least in part.

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$152,023	$152,946	(1)%

Operating expenses:
Costs of operations(a)(b)	46,063	45,833	1%
Management fee(b)	10,981	10,625	3%
Asset write-down charges	1,377	1,500	*
Depreciation, amortization and accretion	51,819	50,705	2%
Total operating expenses	110,240	108,663	1%
Operating income (loss)	41,783	44,283	(6)%
Interest expense and amortization of deferred financing costs	(13,306)	(13,306)	—%
Other income (expense)	143	160
Income (loss) before income taxes	28,620	31,137
Benefit (provision) for income taxes	(103)	(100)
Net income (loss)	$28,517	$31,037
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014		Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$454,245	$462,934		(2)%

Operating expenses:
Costs of operations(a)(b)	136,689	135,479		1%
Management fee(b)	32,564	31,991		2%
Asset write-down charges	3,435	2,894		*
Depreciation, amortization and accretion	154,800	150,821		3%
Total operating expenses	327,488	321,185		2%
Operating income (loss)	126,757	141,749		(11)%
Interest expense and amortization of deferred financing costs	(39,917)	(39,917)	(b)	—%
Other income (expense)	158	147
Income (loss) before income taxes	86,998	101,979
Benefit (provision) for income taxes	(309)	(300)
Net income (loss)	$86,689	$101,679
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

Third Quarter 2015 and 2014
Site rental revenues for the three months ended September 30, 2015 decreased by $0.9 million, or 1%, from the same period in the prior year. This decrease in site rental revenues was predominantly due to the impact of non-renewals of tenant leases, particularly the impact of the decommissioning of the iDEN network. Site rental revenue was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and other non-renewals of tenant leases. See "Item 2. MD&A—General Overview" herein for further discussion of the impact of customers' network enhancement deployments and non-renewal of tenant leases, including the impact of the decommissioning of the iDEN. Despite the decrease in site rental revenues, new tenant additions across our entire portfolio remained consistent with historical leasing levels.
Site rental gross margins for the three months ended September 30, 2015 decreased by $1.2 million, or 1%, from the same period in 2014. The decrease in the site rental gross margins was related to the previously mentioned 1% decrease in site rental revenues and the relatively fixed costs to operate our sites.
The management fee for the three months ended September 30, 2015 increased by $0.4 million, or 3%, from the three months ended September 30, 2014, but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Depreciation, amortization and accretion for the three months ended September 30, 2015 increased by 1.1 million, or 2%, from the three months ended September 30, 2014. This increase predominately resulted from a corresponding increase in our gross property and equipment primarily related to capital expenditures to accommodate new tenant additions.
Interest expense and amortization of deferred financing costs for the three months ended September 30, 2015 remained consistent with the three months ended September 30, 2014 as there were no financings during 2014 and 2015.
Net income for the three months ended September 30, 2015 was $28.5 million, consistent with net income of $31.0 million for the three months ended September 30, 2014.
First Nine Months 2015 and 2014
Site rental revenues for the nine months ended September 30, 2015 decreased by $8.7 million, or 2%, from the same period in the prior year. This decrease in site rental revenues was predominantly due to (1) the impact of non-renewals of tenant leases, particularly the impact of the decommissioning of the iDEN network, and (2) an approximately 1% decrease related to a contract termination payment recorded during the nine months ended September 30, 2014. Site rental revenue was also impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and other non-renewals of tenant leases. See "Item 2. MD&A—General Overview" herein for further discussion of the impact of customers' network enhancement deployments and non-renewal of tenant leases, including the impact of the decommissioning of the iDEN network. Despite the decrease in site rental revenues, new tenant additions across our entire portfolio remained consistent with historical leasing levels.
Site rental gross margins for the nine months ended September 30, 2015 decreased by $9.9 million, or 3%, from the same period in 2014. The decrease in the site rental gross margins was related to the previously mentioned 2% decreased in site rental revenues and the relatively fixed costs to operate our sites.
The management fee for the nine months ended September 30, 2015 increased by $0.6 million, or 2%, from the nine months ended September 30, 2014, but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Depreciation, amortization and accretion for the nine months ended September 30, 2015 increased by 4.0 million, or 3%, from the nine months ended September 30, 2014. This increase predominately resulted from a corresponding increase in our gross property and equipment primarily related to capital expenditures to accommodate new tenant additions.
Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2015 remained consistent with the nine months ended September 30, 2014 as there were no financings in 2014 and 2015.
Net income for the nine months ended September 30, 2015 was $86.7 million, compared to net income of $101.7 million for the nine months ended September 30, 2014, which was predominantly due to (1) the decrease in site rental revenue, and (2) the increase in operating expenses, predominately depreciation, amortization, and accretion, as discussed above.

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
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT. We expect to continue to pay minimal cash income taxes as a result of CCIC's REIT status and NOLs.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2015:

September 30, 2015
(In thousands of dollars)
Cash and cash equivalents	$37,850
Debt	1,500,000
Total member's equity	2,444,801
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Nine Months Ended September 30,
	2015	2014	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$240,127	$223,160	$16,967
Investing activities	(65,575)	(64,038)	(1,537)
Financing activities	(162,933)	(150,213)	(12,720)
Net increase (decrease) in cash and cash equivalents	$11,619	$8,909	$2,710
Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2015 of $17.0 million, or 8%, from the first nine months of 2014 was due primarily to (1) growth in cash revenues, including cash escalations that are subject to straight-line accounting and (2) a net benefit from year-over-year changes in working capital. Changes in working capital and particularly changes in receivables, deferred site rental receivables, deferred rental revenues, accrued liabilities and prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments and receipts.

Investing Activities
Capital Expenditures
Our capital expenditures include the following:

•
Site improvement capital expenditures consist of improvements to existing sites to accommodate new leasing and typically vary based on, among other factors: (1) the type of site, (2) the scope, volume, and mix of work performed on the site, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Our decisions regarding capital expenditures are influenced by (1) sufficient potential to enhance CCIC's long-term stockholder value, (2) CCIC's availability and cost of capital and (3) CCIC's expected returns on alternative uses of cash, such as payments of dividends and investments.

•	Sustaining capital expenditures consist of maintenance on our sites that enable our customers' ongoing quiet enjoyment of the site.
Capital expenditures for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014	Change
	(In thousands of dollars)
Site improvements	$59,261	$59,642	$(381)
Sustaining	6,314	4,396	1,918
Total	$65,575	$64,038	$1,537
Financing Activities
The net cash flows used for financing activities in the nine months ended September 30, 2015 and September 30, 2014 includes the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. See notes 4 and 9 to our condensed consolidated financial statements.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2015 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2014 are described in "Item 7. MD&A" and in note 2 in our 2014 Form 10-K. The critical accounting policies and estimates for the first nine months of 2015 have not changed from the critical accounting policies for the year ended December 31, 2014.
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

CC HOLDINGS GS V LLC

Date:	November 6, 2015	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 6, 2015	By:	/s/ Rob A. Fisher
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