Form 10-K
period 2015-12-31
CC Holdings GS V LLC
filed 2016-02-22
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 31, 2015, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
Documents Incorporated by Reference: NONE.

The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) for Form 10-K and is therefore filing this Form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that are based on management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections, and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our sites, (2) expectations regarding non-renewals of tenant leases (including the impact of the decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including: capital expenditures limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated growth in our future revenues, margins, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, and (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT"), and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described under "Item 1A. Risk Factors" herein and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

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
PART I

Item 1.     Business
Overview
We are an indirect, wholly-owned subsidiary of CCIC, which is one of the largest owners and operators in the United States ("U.S.") of shared wireless infrastructure, including (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) small cell networks supported by fiber (collectively, "small cells," and together with towers, "wireless infrastructure''). As of December 31, 2015, CCIC and its subsidiaries collectively owned, leased, or managed approximately 40,000 towers and 16,000 fiber miles in the U.S., including Puerto Rico.
Our core business is providing access, including space or capacity, to certain shared wireless infrastructure sites ("sites") via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "leases"). We seek to increase our site rental revenues through tenant additions or modifications of existing tenant installations (collectively, "tenant additions"). Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions.
Certain information concerning our business and organizational structure as of December 31, 2015 is as follows:

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

•
The leases for land interests under our towers had an average remaining life (calculated by weighting the remaining term for each lease by its percentage of our total site rental gross margin) of approximately 24 years.

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

Certain information concerning our customers and site rental leases as of December 31, 2015 is as follows:

•	Our customers include Sprint, AT&T, T-Mobile, and Verizon Wireless, which collectively accounted for 89% of our 2015 site rental revenues.

•	Our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year.

•
Our revenues typically result from long-term tenant leases with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our tenants, and (4) contractual escalations of the rental price.

•	Exclusive of renewals at the tenants' option, our tenant leases have a weighted-average remaining life of approximately six years and represent $4.2 billion of expected future cash inflows.
See "Item 7. MD&A—General Overview" for a further discussion of our business fundamentals.

Item 1A.     Risk Factors
You should carefully consider all of the risks discussed below, as well as the other information contained in this document when evaluating our business.
Our business depends on the demand for our wireless infrastructure, driven primarily by demand for wireless connectivity, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in carrier network investment may materially and adversely affect our business (including reducing demand for tenant additions).
Demand for our wireless infrastructure depends on the demand for antenna space from our customers, which, in turn, depends on the demand for wireless connectivity by their customers. The willingness of our customers to utilize our wireless infrastructure, or renew or extend existing leases on our wireless infrastructure, is affected by numerous factors, including:
•consumer demand for wireless connectivity;
•availability or capacity of our wireless infrastructure or associated land interests;
•location of our wireless infrastructure;
•financial condition of our customers, including their profitability and availability or cost of capital;

•	willingness of our customers to maintain or increase their network investment or changes in their capital allocation strategy;

•	availability and cost of spectrum for commercial use;
•increased use of network sharing, roaming, joint development, or resale agreements by our customers;
•mergers or consolidations among our customers;
•changes in, or success of, our customers' business models;
•governmental regulations, including local or state restrictions on the proliferation of wireless infrastructure;
•cost of constructing wireless infrastructure;

•
technological changes including those (1) affecting the number or type of wireless infrastructure needed to provide wireless connectivity to a given geographic area or otherwise serve as a substitute or alternative to our wireless infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; or

•our ability to efficiently satisfy our customers' service requirements.
A slowdown in demand for wireless connectivity or our wireless infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our wireless infrastructure. The amount, timing, and mix of our customers' network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our wireless infrastructure. As a result, changes in carrier plans such as delays in the implementation of new systems, new technologies (including small cells), or plans to expand coverage or capacity may reduce demand for our wireless infrastructure. Furthermore, the wireless industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless connectivity or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact the wireless industry, which may materially and adversely affect our business, including by reducing demand for our wireless infrastructure. In addition, a slowdown may increase competition for site rental customers. A wireless industry slowdown or a reduction in carrier network investment may materially and adversely affect our business.

A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation, or financial instability of any of our limited number of customers may materially decrease revenues or reduce demand for our wireless infrastructure.
For the year ended December 31, 2015, our site rental revenues by customer were as follows:
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
Consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example where they are both tenants on a tower, which may result in the termination or non-renewal of the tenant leases and impact revenues from our wireless infrastructure. We expect that any termination of tenant leases as a result of this potential consolidation would be spread over multiple years. Such consolidation may result in a reduction in such customers' future network investment in the aggregate because their expansion plans may be similar. Wireless carrier consolidation could decrease the demand for our wireless infrastructure, which in turn may result in a reduction in our revenues or cash flows.
In recent years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS, and Clearwire ("Acquired Networks"), respectively. During 2016, we expect site rental revenues to be negatively impacted by non-renewals as a result of the decommissioning of the Acquired Networks. The Acquired Networks represented approximately 11% of our site rental revenues for the year ended December 31, 2015. We currently expect the majority of the potential non-renewals from the decommissioning of the Acquired Networks to occur predominately from 2016 through 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary from our expectations.
See note 10 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to tenant agreements without consideration of tenant renewal options.
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
As a result of competition in our industry, we may find it more difficult to achieve favorable rental rates on our new or renewing tenant leases.
Our growth is dependent on our entering into new tenant leases (including amendments to leases upon modification of an existing installation), as well as renewing or renegotiating tenant leases when existing tenant leases terminate. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins or maintain or increase our market share. We face competition for site rental tenants from various sources, including (1) other independent wireless infrastructure owners or operators, including sites, rooftops, broadcast towers, utility poles, DAS or other small cells, or (2) new alternative deployment methods in the wireless industry.
New technologies may reduce demand for our sites or negatively impact our revenues.
Improvements in the efficiency, architecture, and design of wireless networks may reduce the demand for our sites. For example, new technologies that may promote network sharing, joint development, or resale agreements by our customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure. In addition, other technologies, such as WiFi, DAS, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for or alternatives to leasing that might otherwise be anticipated or expected on our wireless infrastructure had such technologies not existed. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. Any reduction in demand for our wireless infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
If we fail to retain rights to our wireless infrastructure, including the land interests under our towers, our business may be adversely affected.
The property interests on which our towers reside, including the land interests under our towers (other than the sites sub-leased under the Sprint Master Leases) consist of leaseholds and exclusive easements, as well as permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcies of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, may interfere with our ability to conduct our business or generate revenues. If a material number of the grantors of these rights elect not to renew their terms, our ability to conduct business or generate revenues could be adversely affected. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. In some cases, other subsidiaries of CCIC have acquired certain third party land interests under certain of our sites as a result of negotiated transactions, and we have entered into leases with such affiliates. Approximately 14% of our site rental gross margins for the year ended December 31, 2015 were derived from towers where the leases for the land interests under such towers had final expiration dates of less than ten years. If we are unable to retain rights to the property interests on which our towers reside, our business may be adversely affected.

As of December 31, 2015, approximately 68% of our sites were Sprint Sites. CCIC, through its subsidiaries (including us), has the option to purchase in 2037 all of the leased or subleased Sprint Sites (as well as other Sprint sites leased or subleased by other subsidiaries of CCIC) from Sprint for approximately $2.3 billion; CCIC has no obligation to exercise such purchase option. CCIC may not have the required available capital to exercise such right to purchase these sites at the time this option is exercisable. Even if CCIC does have available capital, it may choose not to exercise its right to purchase such sites for business or other reasons. In the event that CCIC does not exercise these purchase rights, or is otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that CCIC decides to exercise these purchase rights, the benefits of the acquisition of the applicable sites may not exceed the costs, which could adversely affect our business.
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
Certain of the towers leased from Sprint are located on land leased from third parties under ground leases. Global Signal Acquisitions II LLC, our subsidiary ("Global Signal Acquisitions II"), subleases these sites from bankruptcy remote subsidiaries of Sprint. If one of these Sprint subsidiaries should become a debtor in a bankruptcy proceeding and is permitted to reject the underlying ground lease, Global Signal Acquisitions II could lose its interest in the applicable sites. If Global Signal Acquisitions II were to lose its interest in the applicable sites or if the applicable ground leases were to be terminated, we would lose the cash flow derived from the towers on those sites, which may have a material adverse effect on our business. We have similar bankruptcy risks with respect to sites that we operate under management agreements.
Our failure to comply with our covenants in the Sprint Master Leases, including our obligation to timely pay ground lease rent, could result in an event of default under the applicable Sprint Master Leases, which would adversely impact our business.
Subject to certain cure, arbitration, or other provisions, in the event of an uncured default under a Sprint Master Lease, Sprint may terminate the Sprint Master Lease as to the applicable sites. If we default under the Sprint Master Leases with respect to more than 20% of the Sprint Sites within any rolling five-year period, Sprint will have the right to terminate the Sprint Master Leases with respect to all Sprint Sites. If Sprint terminates Sprint Master Leases with respect to all of or a significant number of sites, we would lose all of our interests in those sites (which collectively represent approximately 68% of our sites as of December 31, 2015) and our ability to make payments on the 2012 Secured Notes would therefore be seriously impaired.

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
There can be no assurances that new wireless services or technologies will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand or customer adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities or demand for our wireless infrastructure arising from such technologies may not be realized at the times or to the extent anticipated.
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

Public perception of possible health risks associated with cellular or other wireless connectivity services may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless services. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs or revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Towers are vertical metal structures generally ranging in height from 50 to 300 feet. Our towers are located on tracts of land with an average size of approximately 15,000 square feet. These tracts of land support the towers, equipment shelters and, where applicable, guy-wires to stabilize the structure. As of December 31, 2015, the average number of tenants (defined as a unique license and any related amendments thereto for count purposes) per site is approximately 2.8 on our sites. Substantially all of our towers can accommodate additional tenancy either as currently constructed or with appropriate modifications to the structure.
See "Item 1. Business—Overview" for information regarding our wireless infrastructure portfolio and for a discussion of the location of our towers, including the percentage of our towers in the top 50 and 100 BTAs. See "Item 7. MD&A—General Overview" for information on land interests under our sites as of December 31, 2015.

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
Our equity is not publicly traded. Our only member is GSOP, a wholly-owned indirect subsidiary of CCIC. During 2015, 2014, and 2013, we recorded equity distributions to GSOP of amounts due to our affiliates of $231.6 million, $204.3 million, and $251.0 million, respectively. In addition, during 2013 we recorded non-cash equity contributions of $27.0 million primarily related to our use of NOLs from other members of CCIC's federal consolidated group. See our consolidated financial statements.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, lease, and manage approximately 7,700 sites located across the United States. See "Item 1. Business" for additional information regarding our sites and leases.
Business Fundamentals
The following are certain highlights of our business fundamentals as of and for the year ended December 31, 2015:

•	Potential growth resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new wireless carrier demand for our towers will result from (1) new technologies, (2) increased usage of wireless applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding quality and capacity, or (6) the availability of additional spectrum.

◦	Substantially all of our towers can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	Wireless carriers continue to invest in their networks.

•	Organizational Structure

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases was approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $4.2 billion of expected future cash inflows.

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

◦
The leases for land interest under our towers had an average remaining life (calculated by weighting the remaining term for each lease by its percentage of our total site rental gross margin) of approximately 24 years.

◦
Approximately 17% of our site rental cost of operations represents ground lease payments to an affiliate of ours. Such affiliate acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 2% of net revenues.

•	Fixed rate debt with no short-term maturities

◦
Our debt consists of the 2012 Secured Notes, which consist of $500.0 million aggregate principal amount of 2.381% secured notes due December 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. See note 5 to our consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $311.0 million. See "Item 7. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2016.

•
During 2016, we also expect that site rental revenue growth will be offset by non-renewals of tenant leases, primarily from our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire network, at least in part. See "Item 1A. Risk Factors" for further discussion of the non-renewals.

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
Comparison of Consolidated Results
The following is a comparison of our 2015, 2014 and 2013 consolidated results of operations:

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands of dollars)
Site rental revenues	$607,276	$614,085	$604,097	(1)%	2%

Operating expenses:
Costs of operations(a)(b):	182,084	180,655	178,678	1%	1%
Management fee(b)	43,709	42,686	40,561	2%	5%
Asset write-down charges	6,021	3,598	5,729	*	*
Depreciation, amortization and accretion	207,825	201,726	197,325	3%	2%
Total operating expenses	439,639	428,665	422,293	3%	2%
Operating income (loss)	167,637	185,420	181,804	(10)%	2%
Interest expense and amortization of deferred financing costs(b)	(53,223)	(53,223)	(58,375)	—%	(9)%
Gain (loss) on retirement of long-term obligations	—	—	(18,103)	*	*
Other income (expense)	(244)	208	50	*	*
Income (loss) before income taxes	114,170	132,405	105,376	*	*
Benefit (provision) for income taxes	733	(402)	348,443	*	*
Net income (loss)	$114,903	$132,003	$453,819	*	*
____________________

*	Percentage is not meaningful.

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.
Years Ended December 31, 2015 and 2014
Site rental revenues for 2015 decreased by $6.8 million, or 1%, from 2014. This decrease in site rental revenues was predominately due to non-renewals of tenant leases, including those related to Sprint's decommissioning of its legacy iDEN network, of approximately 5% and was partially offset by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewal of tenant leases, and escalations. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 7. MD&A—General Overview."
Site rental gross margins for 2015 decreased by $8.2 million, or 2%, from 2014. The decrease in the site rental gross margins was related to the previously mentioned 1% decrease in site rental revenues.
The management fee for 2015 increased by $1.0 million, or 2%, from 2014, but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.
Depreciation, amortization and accretion for 2015 increased by $6.1 million from 2014. This increase predominately resulted from capital expenditures.

Benefit (provision) for income taxes for 2015 was a benefit of $0.7 million compared to a provision of $0.4 million for 2014. The effective tax rate for 2015 differs from the federal statutory rate predominately due to the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations and CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. The effective tax rate for 2014 differs from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. See "Item 1A. —Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Net income for 2015 was $114.9 million, compared to net income of $132.0 million for 2014, which was predominately due to the aforementioned changes in site rental gross margin and depreciation, amortization and accretion discussed above.
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
Interest expense and amortization of deferred financing costs increased $5.2 million as a result of the timing of the redemption of the 7.75% senior secured notes due 2023 ("7.75% Secured Notes") with a face value of $294.4 million, which did not occur until January 2013 using proceeds from the 2012 Secured Notes issued in December 2012 ("January 2013 Redemption").
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

Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations are be part of the CCIC REIT. We expect to continue to pay, minimal cash income taxes as a result of CCIC's REIT status and NOLs. "Item 1A. Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2015:

December 31, 2015
(In thousands of dollars)
Cash and cash equivalents	$20,401
Debt	1,500,000
Total equity	2,404,348
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
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
See note 5 to our consolidated financial statements for additional information regarding our debt.
Summary Cash Flows Information

	Years Ended December 31,
	2015	2014	2013
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$310,986	$289,117	$296,359
Investing activities	(85,216)	(89,598)	(86,546)
Financing activities	(231,600)	(204,324)	(178,777)
Net increase (decrease) in cash and cash equivalents	$(5,830)	$(4,805)	$31,036
Operating Activities
The increase in net cash provided by operating activities for 2015 of $21.9 million, or 8%, from 2014 was primarily due to (1) growth in cash revenues, including cash escalations that are subject to straight-line accounting and (2) a net benefit from a year-over-year change in working capital. This year-over-year change in working capital primarily related to changes in accounts receivable, deferred revenues and accrued income taxes. The decrease from 2013 to 2014 was primarily due to a year-over-year change in working capital partially offset by growth in our core business. This year-over-year change in working capital primarily related to changes in deferred site rental receivables, deferred revenue, restricted cash and other accrued liabilities. Changes in working capital and particularly changes in restricted cash, deferred site rental receivables, deferred rental revenues, accrued interest, or prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments or receipts.
Investing Activities
Capital Expenditures
Our capital expenditures include the following:

•
Site improvement capital expenditures consist of improvements to existing sites to accommodate tenant additions and typically vary based on, among other factors: (1) the type of site, (2) the scope, volume, and mix of work performed on the site, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards.

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
A summary of our capital expenditures for the last three years is as follows (in thousands of dollars):

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

Financing Activities
During the years ending December 31, 2015, 2014, and 2013, we distributed our excess cash to our member and ultimately other subsidiaries of CCIC. See notes 6, 8, and 13 of our consolidated financial statements for disclosure of the equity contributions and distributions related to NOLs from related members outside of our consolidated subsidiaries and distributions of excess cash to subsidiaries of CCIC. In addition, the net cash flows used for financing activities for the year ended December 31, 2013 included the January 2013 Redemption, which was funded using restricted cash, as described below. See note 5 to our consolidated financial statements for a discussion of the January 2013 Redemption, which resulted in a loss on the retirement of debt in 2013 of $18.1 million.
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

Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2015. These contractual cash obligations relate primarily to our 2012 Secured Notes and lease obligations for land interests under our towers.

	Years Ending December 31,
Contractual Obligations (a)	2016	2017	2018	2019	2020	Thereafter	Totals
	(In thousands of dollars)
Debt	$—	$500,000	$—	$—	$—	$1,000,000	$1,500,000
Interest payments on debt	50,395	50,395	38,490	38,490	38,490	96,225	312,485
Lease obligations(b)	132,772	134,848	136,256	137,598	137,910	1,720,616	2,400,000
Total contractual obligations	$183,167	$685,243	$174,746	$176,088	$176,400	$2,816,841	$4,212,485

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2015, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $128 million. As of December 31, 2015, the net present value of these asset retirement obligations was approximately $26.8 million.

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

(b)
Amounts relate primarily to lease obligations for the land interests on which our towers resides. The operating lease payments included in the table above include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. As of December 31, 2015, the leases for land interests under our towers had an average remaining life of approximately 24 years, weighted based on site rental gross margin. See note 10 to our consolidated financial statements.

Debt Restrictions
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to our ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, we may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the 2012 Secured Notes indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2015, our Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which we would expect would currently restrict our ability to incur unsecured debt or issue additional notes. We are not restricted in our ability to distribute cash to affiliates or issue dividends to our member and ultimately other subsidiaries of CCIC.

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
Accounting for Long-Lived Assets—Valuation. As of December 31, 2015, our largest assets were our site rental contracts and customer relationships and goodwill (approximately $1.1 billion and $1.3 billion in net book value, respectively, resulting predominately from the merger of Global Signal with and into a subsidiary of CCIC in 2007), followed by our $1.1 billion in net book value of property and equipment, which predominately consists of sites. Nearly all of our identifiable intangibles relate to the site rental contracts and customer relationships intangible assets. See notes 2 and 4 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
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
Accounting for Long-Lived Assets—Impairment Evaluation—Goodwill. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. Otherwise the two-step goodwill impairment test is not required. We have one reporting unit for goodwill impairment testing. We performed our annual goodwill impairment test as of October 1, 2015, which resulted in no impairments.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our consolidated financial statements.
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
As of December 31, 2015, we have no interest rate swaps hedging any refinancings. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

Item 8.    Financial Statements and Supplementary Data

CC Holdings GS V LLC
Index to Consolidated Financial Statements and Financial Statement Schedules

Financial statements of certain of CC Holdings GS V LLC's wholly-owned subsidiaries are included pursuant to Rule 3-16 of Regulation S-X in financial statement schedules in a separate section of this Form 10-K (beginning on page S-1 following Part IV).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of CC Holdings GS V LLC and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2016

CC HOLDINGS GS V LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$20,401	$26,231
Receivables, net of allowance of $882 and $1,099, respectively	3,987	5,037
Prepaid expenses	24,318	22,737
Deferred site rental receivables	10,165	7,519
Other current assets	1,171	1,697
Total current assets	60,042	63,221
Deferred site rental receivables	350,407	328,635
Property and equipment, net	1,135,704	1,147,889
Goodwill	1,338,730	1,338,730
Site rental contracts and customer relationships, net	1,128,422	1,241,889
Other intangible assets, net	23,932	26,721
Long-term prepaid rent, deferred financing costs and other assets, net	45,780	48,978
Total assets	$4,083,017	$4,196,063

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,691	$2,598
Accrued income taxes	2,359	3,498
Accrued interest	8,655	8,655
Deferred revenues	12,165	15,574
Other accrued liabilities	7,775	6,747
Total current liabilities	33,645	37,072
Debt	1,500,000	1,500,000
Deferred ground lease payable	95,837	88,463
Above-market leases and other liabilities	49,187	49,483
Total liabilities	1,678,669	1,675,018
Commitments and contingencies (note 9)
Member's equity:
Member's equity	2,327,938	2,327,938
Accumulated earnings (deficit)	76,410	193,107
Total member's equity	2,404,348	2,521,045
Total liabilities and equity	$4,083,017	$4,196,063

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2015	2014	2013

Site rental revenues	$607,276	$614,085	$604,097

Operating expenses:
Site rental cost of operations—third parties(a)	150,225	150,407	150,301
Site rental cost of operations—related parties(a)	31,859	30,248	28,377
Site rental cost of operations—total(a)	182,084	180,655	178,678
Management fee	43,709	42,686	40,561
Asset write-down charges	6,021	3,598	5,729
Depreciation, amortization, and accretion	207,825	201,726	197,325
Total operating expenses	439,639	428,665	422,293
Operating income (loss)	167,637	185,420	181,804
Interest expense and amortization of deferred financing costs	(53,223)	(53,223)	(58,375)
Gains (losses) on retirement of long-term obligations	—	—	(18,103)
Other income (expense)	(244)	208	50
Income (loss) before income taxes	114,170	132,405	105,376
Benefit (provision) for income taxes	733	(402)	348,443
Net income (loss)	$114,903	$132,003	$453,819

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$114,903	$132,003	$453,819
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	207,825	201,726	197,325
Amortization of deferred financing costs and other non-cash interest on long-term debt	2,828	2,828	7,551
Asset write-down charges	6,021	3,598	5,729
Gains (losses) on retirement of long-term obligations	—	—	18,103
Deferred income tax benefit (provision)	—	—	(355,184)
Changes in assets and liabilities:
Increase (decrease) in accrued interest	—	—	3,733
Increase (decrease) in accounts payable	113	147	1,052
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	1,734	(3,336)	17,770
Decrease (increase) in receivables	1,050	(1,973)	(474)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash, and other assets	(23,488)	(45,876)	(53,065)
Net cash provided by (used for) operating activities	310,986	289,117	296,359
Cash flows from investing activities:
Capital expenditures	(85,216)	(89,598)	(86,785)
Other investing activities	—	—	239
Net cash provided by (used for) investing activities	(85,216)	(89,598)	(86,546)
Cash flows from financing activities:
Purchases and redemptions of long-term debt	—	—	(312,465)
Payments for financing costs	—	—	(3,690)
Distributions to member	(231,600)	(204,324)	(251,013)
Net (increase) decrease in restricted cash	—	—	388,391
Net cash provided by (used for) financing activities	(231,600)	(204,324)	(178,777)
Net increase (decrease) in cash and cash equivalents	(5,830)	(4,805)	31,036
Cash and cash equivalents at beginning of year	26,231	31,036	—
Cash and cash equivalents at end of year	$20,401	$26,231	$31,036

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2012	$2,495,641	$(132,076)	$2,363,565
Equity contribution—income taxes (note 8)	26,995	—	26,995
Distributions to member (note 6)	(194,698)	(56,315)	(251,013)
Net income (loss)	—	453,819	453,819
Balance at December 31, 2013	$2,327,938	$265,428	$2,593,366
Distributions to member (note 6)	—	(204,324)	(204,324)
Net income (loss)	—	132,003	132,003
Balance at December 31, 2014	$2,327,938	$193,107	$2,521,045
Distributions to member (note 6)	—	(231,600)	(231,600)
Net income (loss)	—	114,903	114,903
Balance at December 31, 2015	$2,327,938	$76,410	$2,404,348

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

2.	Summary of Significant Accounting Policies
Restricted Cash
As of December 31, 2012, restricted cash represented the cash held in reserve by the indenture trustee or otherwise restricted pursuant to the indenture governing the previously outstanding 7.75% Secured Notes (as defined in note 5). The Company classified the increases and decreases in restricted cash as (1) cash provided by financing activities for cash held by the indenture trustee based on consideration of the terms of the 7.75% Secured Notes, which was a critical feature of the 7.75% Secured Notes based on the indenture trustee's ability to utilize the restricted cash for payment of various expenses including debt service, although the cash flows have aspects of both financing activities and operating activities, or (2) cash provided by operating activities for the other remaining restricted cash. Restricted cash increased cash flow from operating activities by $12.1 million for the year ended December 31, 2013. As of December 31, 2013, restricted cash included $316.6 million comprised of the cash held by the trustee to redeem all of the then outstanding 7.75% Secured Notes as discussed in note 5. Following the redemption of the 7.75% Secured Notes in January 2013, all of the remaining restricted cash was released to the Company.
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
Lessor. If the Company is the lessor of leased property that is part of a larger whole (including a portion of space on a tower) and for which fair value is not objectively determinable, then such lease is accounted for as an operating lease. As applicable, operating leases are recognized on a straight-line basis as discussed under "Revenue Recognition."
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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $5.4 million, $2.9 million, and $3.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a “step-one impairment test,” is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2015, which resulted in no impairments.

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
Deferred Financing Costs
Third-party costs incurred to obtain financing are deferred and are included in "long-term prepaid rent, deferred financing costs and other assets, net" on the Company's consolidated balance sheet.
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
The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's consolidated balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent, deferred financing costs and other assets, net" on the Company's consolidated balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $5.6 million and $4.9 million for the years ended December 31, 2015 and 2014, respectively.
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
Income Taxes
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2015 had a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The update requires retrospective application and the guidance is effective for the Company on January 1, 2016. The Company will adopt the guidance on January 1, 2016. As of December 31, 2015, net deferred financing costs were $12.9 million and were recorded as a component of "long-term prepaid rent, deferred financing costs and other assets, net" on the Company's consolidated balance sheet.
In May 2014, the FASB released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company on January 1, 2018, following the FASB's July 2015 decision to defer the effective date of the standard by one year.   This guidance is required to be applied, at the Company's election, either (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company's site rental revenues are within the scope of lease accounting and will not be impacted by this guidance.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2015	2014
Land(a)	—	$74,496	$74,523
Towers	1-20 years	1,748,339	1,647,496
Construction in progress	—	53,105	78,817
Total gross property and equipment		1,875,940	1,800,836
Less accumulated depreciation		(740,236)	(652,947)
Total property and equipment, net		$1,135,704	$1,147,889

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $92.2 million, $86.2 million, and $82.2 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases and associated leasehold improvements with Sprint, which have related gross property and equipment and accumulated depreciation of $1.0 billion and $465.3 million, respectively, as of December 31, 2015.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$2,100,708	$(972,286)	$1,128,422	$2,100,707	$(858,818)	$1,241,889
Other intangible assets	52,312	(28,380)	23,932	53,879	(27,158)	26,721
Total	$2,153,020	$(1,000,666)	$1,152,354	$2,154,586	$(885,976)	$1,268,610
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2015	2014	2013
Depreciation, amortization and accretion	$113,570	$113,570	$113,247
Site rental costs of operations	1,788	1,896	2,035
Total amortization expense	$115,358	$115,466	$115,282
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2016 to 2020 is as follows:

	Years Ending December 31,
	2016	2017	2018	2019	2020
Estimated annual amortization	$111,877	$111,858	$111,836	$111,808	$111,769
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $1.9 million, $2.0 million and $2.0 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$42,743	$(20,536)	$22,207	$43,516	$(18,929)	$24,587
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2016 to 2020 is as follows:

	Years Ending December 31,
	2016	2017	2018	2019	2020
Estimated annual amortization	$1,816	$1,801	$1,797	$1,773	$1,743

5.	Debt
2012 Secured Notes
On December 24, 2012, CCL and Crown Castle GS III Corp. ("Co-Issuer" and, together with CCL, "Issuers") issued (1) $500.0 million aggregate principal amount of 2.381% senior secured notes due December 2017 ("2.381% Secured Notes") and (2) $1.0 billion aggregate principal amount of 3.849% senior secured notes due April 2023 ("3.849% Secured Notes" and together with the 2.381% Secured Notes, the "2012 Secured Notes"). The 2012 Secured Notes were issued pursuant to an indenture dated as of December 24, 2012 ("Indenture"), by and among the Issuers, the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee ("Trustee"). The Issuers and the Guarantors are indirect wholly-owned subsidiaries of CCIC. The Company used the net proceeds from the issuance of the 2012 Secured Notes to (1) repurchase and redeem a portion

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

of the previously outstanding 7.75% senior secured notes due 2017 ("7.75% Secured Notes") and (2) distribute cash to CCIC to fund the repurchase and redemption of a portion of CCIC's senior notes.
The weighted-average stated interest rate of the 2012 Secured Notes as of December 31, 2015 was 3.36% per annum. The outstanding balance of the 2012 Secured Notes as of December 31, 2015 was $1.5 billion
The 2.381% Secured Notes are payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. The 3.849% Secured Notes are payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2013. CCL, at its option, may redeem the 2012 Secured Notes of either series in whole or in part at any time by paying 100% of the principal amount of such series of 2012 Secured Notes, together with accrued and unpaid interest, if any, plus a "make-whole" premium (as defined in the Indenture).
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
Debt Restrictions. The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive negative covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2015, the Company's Debt to Adjusted Consolidated Cash Flow Ratio is 3.9 to 1, which the Company expects would currently restrict the Company's ability to incur unsecured debt or additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.
Contractual Maturities
The following are the scheduled contractual maturities of total debt outstanding at December 31, 2015.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total Cash Obligations	Total Debt Outstanding
Scheduled contractual maturities	$—	$500,000	$—	$—	$—	$1,000,000	$1,500,000	1,500,000
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
The following is a summary of the purchases and redemptions of debt during the year ended December 31, 2013.

	Year Ending December 31, 2013
	Principal Amount	Cash Paid(a)	Gains (losses)(c)
7.75% Secured Notes(b)	$294,362	$312,465	$(18,103)

(a)	Exclusive of accrued interest.

(b)	The redemption of the 7.75% Secured Notes was funded by the restricted cash released upon refinancing.

(c)	The losses relate to cash losses, including with respect to make whole payments.
Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Years Ended December 31,
	2015	2014	2013
Interest expense on debt obligations	$50,395	$50,395	$50,824
Amortization of deferred financing costs	2,828	2,828	4,583
Amortization of adjustments on long-term debt	—	—	2,968
Total	$53,223	$53,223	$58,375

6.	Related Party Transactions
As discussed in note 5, the Company and other subsidiaries of CCL entered into a Management Agreement with CCUSA, which replaced a previous management agreement among the same parties. Pursuant to this Management Agreement, CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which is based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage, and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as Manager, CCUSA may make certain modifications to the Company's sites. The management fee charged by CCUSA for the years ended December 31, 2015, 2014, and 2013 totaled $43.7 million, $42.7 million, and $40.6 million, respectively. See note 5.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any agreement and for which no operating results are reflected herein.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2015, there are approximately 25% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $31.9 million, $30.2 million, and $28.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. Also, the Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2015, 2014, and 2013, rent revenue from affiliates totaled $0.9 million, $0.6 million, and $0.6 million, respectively.
The Company recorded net equity distributions of $231.6 million, $204.3 million, and $224.0 million for the years ended December 31, 2015, 2014, and 2013, respectively, reflecting net distributions to its member and ultimately other subsidiaries of CCIC. Cash on-hand above the amount that is required by the Management Agreement has and is expected to continue to be distributed to the Company's parent company. See note 8 for a discussion of the equity contribution related to income taxes.

7.	Fair Values
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities. See also note 2.

	Level in Fair Value Hierarchy	December 31, 2015		December 31, 2014
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$20,401	$20,401	$26,231	$26,231

Liabilities:
Debt	2	1,500,000	1,486,600	1,500,000	1,497,750

8.	Income Taxes
For the year ended December 31, 2015, the benefit for income taxes of $0.7 million consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. For the year ended December 31, 2014, the provision for income taxes of $0.4 million consisted of state taxes. The Company's effective tax rate for 2015 and 2014 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2). For the year ended December 31, 2013, the benefit (provision) for income taxes consisted of the following:

Year Ended December 31,
2013
Current:
Federal	$—
State	(6,741)
Deferred:
Federal	361,082
State	(5,898)
Total tax benefit (provision)	$348,443

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

For the year ended December 31, 2013, a reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

Year Ended December 31,
2013
Benefit (provision) for income taxes at statutory rate	$(36,881)
Nondeductible expenses and other	(6)
State tax benefit (provision), net of federal	(6,140)
Tax adjustment related to REIT conversion	391,688
Other	(218)
$348,443
During 2013, the Company recorded a non-cash equity contribution from CCIC of $27.0 million, primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2015, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $2.0 million.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $2.1 million, $2.0 million, and $1.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, liabilities for retirement obligations amounted to $26.8 million and $24.7 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2015, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $128 million. See note 2.

10.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2015. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2015, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Tenant leases	$579,959	$566,949	$557,290	$542,617	$537,352	$1,421,431	$4,205,598

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2015. The Company is obligated under non-cancelable operating leases for land interests under approximately 90% of its sites. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately 90% and approximately 50% of the Company's site rental gross margins for the year ended December 31, 2015 are derived from towers where the land interest under the tower is owned or leased with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$132,772	$134,848	$136,256	$137,598	$137,910	$1,720,616	$2,400,000
Rental expense from operating leases was $142.9 million, $141.6 million, and $140.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $28.0 million, $28.7 million, and $28.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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
The Company derives the largest portion of its revenues from customers in the wireless industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms and proactive management of past due balances.
Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2015	2014	2013
Sprint (a)	38%	41%	42%
AT&T (a)	21%	20%	20%
T-Mobile (a)	18%	17%	17%
Verizon Wireless	12%	10%	10%
Total	89%	88%	89%

(a)
All periods presented are after giving effect to recent consolidation activity, including T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's acquisition of Leap Wireless (completed in March 2014).

12.	Supplemental Cash Flow Information

The following table is a summary of the supplemental cash flow information during the years ended December 31, 2015, 2014, and 2013.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

	For Years Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Interest paid	$50,395	$50,395	$47,091

13.	Guarantor Subsidiaries
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2015, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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

Item 9B.    Other Information
None.

PART III

Item 14.    Principal Accounting Fees and Services
As an indirect wholly-owned subsidiary of CCIC, our principal accounting fees and services are subject to Crown Castle's Audit Committee pre-approval procedures described in its Proxy Statement. This Proxy Statement can be located at CCIC's Internet site (www.crowncastle.com), under Investors, Proxy Statement. Other than these procedures, the information contained at that Internet site is not incorporated by reference in this filing. During 2015, all services provided by the external auditor were pre-approved by CCIC's Audit Committee in accordance with such policies.
Fees for professional services provided by our auditors include the following:

	2015	2014
Audit fees(a)	$231,750	$225,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$231,750	$225,000

(a)	Audit fees principally includes audit and review of financial statements and subsidiary audits, and consents.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 17.
(a)(2) Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts follows this Part IV.
Schedule III—Schedule of Real Estate and Accumulated Depreciation.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2016.

CC HOLDINGS GS V LLC

By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

By:	/s/ Rob A. Fisher
Rob A. Fisher
Vice President and Controller
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. Benjamin Moreland and Kenneth J. Simon and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2015 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 22nd day of February, 2016.

Name	Title

/s/ W. BENJAMIN MORELAND	President, Chief Executive Officer and Director
W. Benjamin Moreland	(Principal Executive Officer)

/s/ JAY A. BROWN	Senior Vice President, Chief Financial Officer,
Jay A. Brown	Treasurer and Director (Principal Financial Officer)

/s/ KENNETH J. SIMON	Senior Vice President, General Counsel and Director
Kenneth J. Simon

/s/ ROB A. FISHER	Vice President and Controller
Rob A. Fisher	(Principal Accounting Officer)

CC HOLDINGS GS V LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands of dollars)

		Additions	Deletions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2015	$1,099	$284	$—	$(501)	$882
2014	$1,376	$295	$—	$(572)	$1,099
2013	$1,507	$268	$—	$(399)	$1,376

CC HOLDINGS GS V LLC
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEAR ENDED DECEMBER 31, 2015
(In thousands of dollars)

Description	Encumbrances		Initial cost to company	Cost capitalized subsequent to acquisition	Gross amount carried at close of current period		Accumulated depreciation at close of current period	Date of construction	Date acquired	Life on which depreciation in latest income statement is computed
7,695 sites(1)	$1,500,000	(2)	(3)	(3)	$1,875,940	(4)	$(740,236)	Various	Various	Up to 20 years

(1)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)	As of December 31, 2015, all of the Company's debt is secured by a pledge of the equity interests in each applicable Guarantor.

(3)	The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

(4)	Does not include those sites under construction.

2015
Gross amount at beginning	$1,800,836
Additions during period:
Acquisitions through foreclosure	—
Other acquisitions	—
Wireless infrastructure construction and improvements	76,064
Purchase of land interests	—
Sustaining capital expenditures	9,152
Other	—
Total additions	85,216
Deductions during period:
Cost of real estate sold or disposed	(10,112)
Other	—
Total deductions:	(10,112)
Balance at end	$1,875,940

2015
Gross amount of accumulated depreciation at beginning	$(652,947)
Additions during period:
Depreciation	(92,165)
Total additions	(92,165)
Deductions during period:
Amount for assets sold or disposed	4,876
Other	—
Total deductions	4,876
Balance at end	$(740,236)

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
Years Ended December 31, 2015, 2014 and 2013
Global Signal Acquisitions II LLC
Global Signal Acquisitions II LLC Financial Statements
Years Ended December 31, 2015, 2014 and 2013
Pinnacle Towers LLC
Pinnacle Towers LLC Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

GLOBAL SIGNAL ACQUISITIONS LLC

Financial Statements

December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of Global Signal Acquisitions LLC at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2016

GLOBAL SIGNAL ACQUISITIONS LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2015	2014
ASSETS
Current assets:
Receivables, net of allowance of $37 and $27, respectively	$229	$292
Prepaid expenses	397	399
Deferred site rental receivables	469	246
Other current assets	27	30
Total current assets	1,122	967
Deferred site rental receivables	18,813	17,041
Property and equipment, net	67,179	67,208
Goodwill	68,841	68,841
Site rental contracts and customer relationships, net	58,782	64,354
Other intangible assets, net	3,222	3,346
Long-term prepaid rent and other assets, net	1,506	1,632
Total assets	$219,465	$223,389

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14	$107
Accrued income taxes	96	136
Deferred revenues	532	805
Other accrued liabilities	404	747
Total current liabilities	1,046	1,795
Deferred ground lease payable	3,080	2,948
Above-market leases and other liabilities	2,749	2,734
Total liabilities	6,875	7,477
Commitments and contingencies (note 8)
Member's equity:
Member's equity	204,889	204,889
Accumulated earnings (deficit)	7,701	11,023
Total member's equity	212,590	215,912
Total liabilities and equity	$219,465	$223,389

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2015	2014	2013

Site rental revenues—third parties	$27,875	$28,100	$27,503
Site rental revenues—related parties	2,319	2,290	2,271
Site rental revenues—total	30,194	30,390	29,774

Operating expenses:
Site rental cost of operations—third parties(a)	5,192	5,250	5,248
Site rental cost of operations—related parties(a)	861	743	710
Site rental cost of operations—total(a)	6,053	5,993	5,958
Management fee	2,115	2,056	1,990
Asset write-down charges	369	—	—
Depreciation, amortization, and accretion	10,132	9,683	9,562
Total operating expenses	18,669	17,732	17,510
Operating income (loss)	11,525	12,658	12,264
Other income (expense)	10	9	109
Income (loss) before income taxes	11,535	12,667	12,373
Benefit (provision) for income taxes	34	(6)	14,103
Net income (loss)	$11,569	$12,661	$26,476

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$11,569	$12,661	$26,476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	10,132	9,683	9,562
Asset write-down charges	369	—	—
Deferred income tax benefit (provision)	—	—	(14,354)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(117)	22	55
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	(631)	(39)	362
Decrease (increase) in receivables	63	(171)	(72)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(1,839)	(3,137)	(3,656)
Net cash provided by (used for) operating activities	19,546	19,019	18,373
Cash flows from investing activities:
Capital expenditures	(4,655)	(3,905)	(3,337)
Net cash provided by (used for) investing activities	(4,655)	(3,905)	(3,337)
Cash flows from financing activities:
Distributions to member	(14,891)	(15,114)	(15,036)
Net cash provided by (used for) financing activities	(14,891)	(15,114)	(15,036)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2012	$203,766	$(283)	$203,483
Equity contribution—income taxes (note 7)	3,442	—	3,442
Distributions to member (note 6)	(2,319)	(12,717)	(15,036)
Net income (loss)	—	26,476	26,476
Balance at December 31, 2013	$204,889	$13,476	$218,365
Distributions to member (note 6)	—	(15,114)	(15,114)
Net income (loss)	—	12,661	12,661
Balance at December 31, 2014	$204,889	$11,023	$215,912
Distributions to member (note 6)	—	(14,891)	(14,891)
Net income (loss)	—	11,569	11,569
Balance at December 31, 2015	$204,889	$7,701	$212,590

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
Lessor. If the Company is the lessor of leased property that is part of a larger whole (including a portion of space on a tower) and for which fair value is not objectively determinable, then such lease is accounted for as an operating lease. As applicable, operating leases are recognized on a straight-line basis as discussed under "Revenue Recognition."
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company performed its most recent annual test of goodwill as of October 1, 2015, which resulted in no impairments.
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

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

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
The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's balance sheet and was $0.4 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively.
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
Income Taxes
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
Reporting Segments
The Company's operations consist of one operating segment.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2015 had a material impact on the Company's financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company on January 1, 2018, following the FASB's July 2015 decision to defer the effective date of the standard by one year.   This guidance is required to be applied, at the Company's election, either (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company's site rental revenues are within the scope of lease accounting and will not be impacted by this guidance.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2015	2014
Land(a)	—	$15,447	$15,305
Towers	1-20 years	82,475	76,683
Construction in progress	—	3,135	4,920
Total gross property and equipment		101,057	96,908
Less accumulated depreciation		(33,878)	(29,700)
Total property and equipment, net		$67,179	$67,208

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $4.3 million, $3.9 million, and $3.8 million, respectively.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$108,021	$(49,239)	$58,782	$108,021	$(43,667)	$64,354
Other intangible assets	4,349	(1,127)	3,222	4,349	(1,003)	3,346
Total	$112,370	$(50,366)	$62,004	$112,370	$(44,670)	$67,700
Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2015	2014	2013
Depreciation, amortization and accretion	$5,674	$5,675	$5,673
Site rental costs of operations	22	22	23
Total amortization expense	$5,696	$5,697	$5,696
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2016 to 2020 is as follows:

	Years Ending December 31,
	2016	2017	2018	2019	2020
Estimated annual amortization	$5,639	$5,639	$5,630	$5,629	$5,629
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $0.1 million, $0.1 million and $0.1 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$2,303	$(1,092)	$1,211	$2,303	$(986)	$1,317
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2016 to 2020 is as follows:

	Years Ending December 31,
	2016	2017	2018	2019	2020
Estimated annual amortization	$106	$106	$106	$106	$106

5.	Debt
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
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2015, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which the Company expects would currently restrict its ability to incur unsecured debt or issue additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement ("Management Agreement") with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage, and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2015, 2014, and 2013 totaled $2.1 million, $2.1 million, and $2.0 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2015, there are approximately 10% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $0.9 million, $0.7 million, and $0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2015, 2014, and 2013, rent revenue from affiliates totaled $2.3 million, $2.3 million, and $2.3 million, respectively. As of December 31, 2015, nearly 30% of the Company's sites consist of land interests under towers owned by affiliates.
The Company recorded net equity distributions of $14.9 million, $15.1 million, and $11.6 million for the years ended December 31, 2015, 2014, and 2013, respectively, reflecting net distributions to its member and ultimately other subsidiaries of CCIC. Cash on-hand above the amount that is required by the Management Agreement has been and is expected to continue to be distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes.

7.	Income Taxes
For the year ended December 31, 2015, the benefit for income taxes consisted of the recognition of previously unrecognized tax benefits due to the expiration of the statute of limitations partially offset by state taxes. For the year ended December 31, 2014, the provision for income taxes relates to state taxes. The Company's effective tax rate for 2015 and 2014 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2). For the year ended December 31, 2013, the benefit (provision) for income taxes consisted of the following:

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Year Ended December 31,
2013
Current:
Federal	$—
State	(251)
Total current	(251)
Deferred:
Federal	15,040
State	(686)
Total deferred	14,354
Total tax benefit (provision)	$14,103
For the year ended December 31, 2013, a reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

Year Ended December 31,
2013
Benefit (provision) for income taxes at statutory rate	$(4,330)
State tax benefit (provision), net of federal	(470)
Tax adjustment related to the REIT conversion	18,883
Other	20
$14,103
During 2013, the Company recorded a non-cash equity contribution of $3.4 million, primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2015, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.1 million.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, liabilities for retirement obligations amounted to $1.5 million and $1.4 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2015, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $18 million. See note 2.

9.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

contractual agreements in effect as of December 31, 2015. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2015, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately seven years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Tenant leases	$28,751	$28,825	$28,967	$28,665	$28,829	$101,369	$245,406
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2015. The Company is obligated under non-cancelable operating leases for land interests under approximately 85% of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately 95% and approximately 70% of the Company's site rental gross margin for the year ended December 31, 2015 are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$4,667	$4,745	$4,892	$5,005	$5,028	$68,795	$93,132
Rental expense from operating leases was $4.8 million, $4.6 million, and $4.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $1.1 million, $1.1 million, and $1.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

10.	Concentration of Credit Risk
The financial instrument that potentially subjects the Company to concentrations of credit risk is primarily trade receivables.
The Company derives the largest portion of its revenues from customers in the wireless industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms, and proactive management of past due balances.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2015	2014	2013
T-Mobile(a)	30%	29%	29%
AT&T(a)	26%	25%	24%
Sprint(a)	16%	19%	20%
Verizon Wireless	12%	11%	10%
Total	84%	84%	83%

(a)
All periods presented are after giving effect to recent consolidation activity, including T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's acquisition of Leap Wireless (completed in March 2014).

GLOBAL SIGNAL ACQUISITIONS II LLC

Financial Statements

December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of Global Signal Acquisitions II LLC at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2016

GLOBAL SIGNAL ACQUISITIONS II LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$20,401	$26,231
Receivables, net of allowance of $362 and $587, respectively	41	1,228
Prepaid expenses	21,642	20,344
Deferred site rental receivables	7,593	5,326
Other current assets	606	1,076
Total current assets	50,283	54,205
Deferred site rental receivables	251,980	238,171
Property and equipment, net	703,205	713,058
Goodwill	642,545	642,545
Site rental contracts and customer relationships, net	534,102	591,465
Other intangible assets, net	17,770	19,956
Long-term prepaid rent and other assets, net	25,249	25,282
Total assets	$2,225,134	$2,284,682

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,042	$801
Accrued income taxes	1,722	2,808
Deferred revenues	6,930	9,000
Other accrued liabilities	4,557	2,260
Total current liabilities	14,251	14,869
Deferred ground lease payable	85,242	78,005
Above-market leases and other liabilities	36,159	36,502
Total liabilities	135,652	129,376
Commitments and contingencies (note 8)
Member's equity:
Member's equity	2,083,747	2,083,747
Accumulated earnings (deficit)	5,735	71,559
Total member's equity	2,089,482	2,155,306
Total liabilities and equity	$2,225,134	$2,284,682

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2015	2014	2013

Site rental revenues	$410,057	$414,149	$402,771

Operating expenses:
Site rental cost of operations—third parties(a)	108,082	107,522	106,072
Site rental cost of operations—related parties(a)	29,323	28,035	26,592
Site rental cost of operations—total(a)	137,405	135,557	132,664
Management fee	29,543	28,706	26,689
Asset write-down charges	2,323	1,309	3,002
Depreciation, amortization, and accretion	121,237	117,214	112,347
Total operating expenses	290,508	282,786	274,702
Operating income (loss)	119,549	131,363	128,069
Other income (expense)	(364)	167	(102)
Income (loss) before income taxes	119,185	131,530	127,967
Benefit (provision) for income taxes	767	(320)	101,858
Net income (loss)	$119,952	$131,210	$229,825

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$119,952	$131,210	$229,825
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	121,237	117,214	112,347
Asset write-down charges	2,323	1,309	3,002
Deferred income tax benefit (provision)	—	—	(109,423)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	246	(102)	617
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	4,609	(2,463)	18,276
Decrease (increase) in receivables	1,187	(1,188)	266
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash, and other assets	(15,445)	(32,182)	(35,705)
Net cash provided by (used for) operating activities	234,109	213,798	219,205
Cash flows from investing activities:
Capital expenditures	(54,163)	(62,021)	(62,770)
Net cash provided by (used for) investing activities	(54,163)	(62,021)	(62,770)
Cash flows from financing activities:
Distributions to member	(185,776)	(156,582)	(513,790)
Net (increase) decrease in restricted cash	—	—	388,391
Net cash provided by (used for) financing activities	(185,776)	(156,582)	(125,399)
Net increase (decrease) in cash and cash equivalents	(5,830)	(4,805)	31,036
Cash and cash equivalents at beginning of year	26,231	31,036	—
Cash and cash equivalents at end of year	$20,401	$26,231	$31,036

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2012	$2,348,992	$54,354	$2,403,346
Equity contribution—income taxes (note 7)	61,297	—	61,297
Distributions to member (note 6)	(326,542)	(187,248)	(513,790)
Net income (loss)	—	229,825	229,825
Balance at December 31, 2013	$2,083,747	$96,931	$2,180,678
Distributions to member (note 6)	—	(156,582)	(156,582)
Net income (loss)	—	131,210	131,210
Balance at December 31, 2014	$2,083,747	$71,559	$2,155,306
Distributions to member (note 6)	—	(185,776)	(185,776)
Net income (loss)	—	119,952	119,952
Balance at December 31, 2015	$2,083,747	$5,735	$2,089,482

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

2.	Summary of Significant Accounting Policies
Restricted Cash
As of December 31, 2012, restricted cash represented the cash held in reserve by the indenture trustee or otherwise restricted pursuant to the indenture governing the previously outstanding senior secured notes issued by CCL and Crown Castle GS III Corp during 2009 ("7.75% Secured Notes") and which were redeemed in January 2013. The Company has classified the increases and decreases in restricted cash as (1) cash provided by financing activities for cash held by the indenture trustee based on consideration of the terms of the 7.75% Secured Notes, which was a critical feature of the 7.75% Secured Notes based on the indenture trustee's ability to utilize the restricted cash for payment of various expenses including debt service, although the cash flows have aspects of both financing activities and operating activities, or (2) cash provided by operating activities for the other remaining restricted cash. Restricted cash increased cash flow from operating activities by $12.1 million for the year ended December 31, 2013. Following the redemption of the 7.75% Secured Notes in January 2013, all of the remaining restricted cash was released to the Company.
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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's statement of operations and were $1.7 million, $0.7 million, and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company performed its most recent annual goodwill impairment test as of October 1, 2015, which resulted in no impairments.
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

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's balance sheet and was $3.6 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively.
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
Income Taxes
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
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
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2015 had a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company on January 1, 2018, following the FASB's July 2015 decision to defer the effective date of the standard by one year.   This guidance is required to be applied, at the Company's election, either (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company's site rental revenues are within the scope of lease accounting and will not be impacted by this guidance.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2015	2014
Land(a)	—	$1,733	$1,735
Towers	1-20 years	1,173,964	1,102,120
Construction in progress	—	29,919	50,899
Total gross property and equipment		1,205,616	1,154,754
Less accumulated depreciation		(502,411)	(441,696)
Total property and equipment, net		$703,205	$713,058

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $62.3 million, $58.4 million, and $55.2 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases with Sprint, which have related gross property and equipment and accumulated depreciation of $1.0 billion and $465.3 million, respectively, as of December 31, 2015.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$1,008,243	$(474,141)	$534,102	$1,008,243	$(416,778)	$591,465
Other intangible assets	33,024	(15,254)	17,770	34,288	(14,332)	19,956
Total	$1,041,267	$(489,395)	$551,872	$1,042,531	$(431,110)	$611,421
Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2015	2014	2013
Depreciation, amortization and accretion	$57,364	$57,363	$55,845
Site rental costs of operations	1,456	1,552	1,662
Total amortization expense	$58,820	$58,915	$57,507
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2016 to 2020 is as follows:

	Years Ending December 31,
	2016	2017	2018	2019	2020
Estimated annual amortization	$56,318	$56,312	$56,312	$56,312	$56,307

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $1.4 million, $1.5 million and $1.5 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$32,080	$(15,508)	$16,572	$32,517	$(14,242)	$18,275
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2016 to 2020 is as follows:

	Years Ending December 31,
	2016	2017	2018	2019	2020
Estimated annual amortization	$1,391	$1,376	$1,372	$1,363	$1,341

5.	Debt
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
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land, or other property up to an aggregate of $100.0 million, and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2015, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which the Company expects would currently restrict its ability to incur unsecured debt or issue additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement (“Management Agreement”) with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company's reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2015, 2014, and 2013 totaled $29.5 million, $28.7 million, and $26.7 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2015, there are approximately 30% of the Company's sites where the land under the tower is owned by an affiliate. The Company pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. Rent expense to affiliates totaled $29.3 million, $28.0 million, and $26.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company recorded net equity distributions of $185.8 million, $156.6 million and $452.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, reflecting net distributions to its member and ultimately other subsidiaries of CCIC. Cash on-hand above the amount that is required by the Management Agreement has been and is expected to continue to be distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes.

7.	Income Taxes
For the year ended December 31, 2015, the benefit for income taxes of $0.8 million consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. For the year ended December 31, 2014, the provision for income taxes of $0.3 million consists of state taxes. The Company's effective tax rate for 2015 and 2014 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2). For the year ended December 31, 2013, the benefit (provision) for income taxes consisted of the following:

Year Ended December 31,
2013
Current:
Federal	$—
State	(7,565)
Total current	(7,565)
Deferred:
Federal	117,415
State	(7,992)
Total deferred	109,423
Total tax benefit (provision)	$101,858
For the year ended December 31, 2013, a reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

Year Ended December 31,
2013
Benefit (provision) for income taxes at statutory rate	$(44,788)
State tax benefit (provision), net of federal	(4,947)
Tax adjustment related to the REIT conversion	151,205
Other	388
$101,858
During 2013, the Company recorded a non-cash equity contribution of $61.3 million, primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2015, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.5 million.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $1.5 million, $1.4 million, and $1.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, liabilities for retirement obligations amounted to $19.6 million and $18.2 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2015, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $42 million. See note 2.

9.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2015. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2015, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately seven years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Tenant leases	$396,704	$392,761	$391,728	$383,489	$384,255	$993,437	$2,942,374
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2015. The Company is obligated under non-cancelable operating leases for land interests under nearly all of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately 80% and approximately 45% of the Company's site rental gross margins for the year ended December 31, 2015, are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$105,675	$107,705	$109,126	$110,573	$111,979	$1,394,311	$1,939,369
Rental expense from operating leases was $114.0 million, $112.8 million, and $111.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $17.4 million, $18.1 million, and $18.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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
The Company derives the largest portion of its revenues from customers in the wireless industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms and proactive management of past due balances. See note 1 for a discussion of the Sprint Sites.
Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2015	2014	2013
Sprint(a)	48%	50%	52%
AT&T(a)	20%	20%	19%
T-Mobile(a)	17%	17%	17%
Verizon Wireless	11%	10%	9%
Total	96%	97%	97%

(a)
All periods presented are after giving effect to recent consolidation activity, including T-Mobile's acquisition of MetroPCS (completed in April 2013), Sprint's acquisition of Clearwire (completed in July 2013), and AT&T's acquisition of Leap Wireless (completed in March 2014).

PINNACLE TOWERS LLC

Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GSV LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of Pinnacle Towers LLC at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2016

PINNACLE TOWERS LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2015	2014
ASSETS
Current assets:
Receivables, net of allowance of $483 and $485, respectively	$3,718	$3,517
Prepaid expenses	2,278	1,994
Deferred site rental receivables	2,103	1,948
Other current assets	537	591
Total current assets	8,636	8,050
Deferred site rental receivables	79,614	73,423
Property and equipment, net	365,319	367,623
Goodwill	627,345	627,345
Site rental contracts and customer relationships, net	535,538	586,070
Other intangible assets, net	2,940	3,419
Long-term prepaid rent and other assets, net	6,080	6,287
Total assets	$1,625,472	$1,672,217

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,630	$1,689
Accrued income taxes	542	549
Deferred revenues	4,703	5,769
Other accrued liabilities	2,447	3,336
Total current liabilities	9,322	11,343
Deferred ground lease payable	7,515	7,510
Above-market leases and other liabilities	10,280	10,250
Total liabilities	27,117	29,103
Commitments and contingencies (note 8)
Member's equity:
Member's equity	1,540,422	1,540,422
Accumulated earnings (deficit)	57,933	102,692
Total member's equity	1,598,355	1,643,114
Total liabilities and equity	$1,625,472	$1,672,217

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2015	2014	2013

Site rental revenues	$169,200	$171,681	$173,686

Operating expenses:
Site rental cost of operations—third parties(a)	36,914	37,577	38,980
Site rental cost of operations—related parties(a)	3,885	3,663	3,210
Site rental cost of operations—total(a)	40,799	41,240	42,190
Management fee	12,213	12,083	12,042
Asset write-down charges	3,329	2,286	2,728
Depreciation, amortization, and accretion	76,457	74,831	75,415
Total operating expenses	132,798	130,440	132,375
Operating income (loss)	36,402	41,241	41,311
Other income (expense)	109	31	45
Income (loss) before income taxes	36,511	41,272	41,356
Benefit (provision) for income taxes	(68)	(76)	207,021
Net income (loss)	$36,443	$41,196	$248,377

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$36,443	$41,196	$248,377
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	76,457	74,831	75,415
Asset write-down charges	3,329	2,286	2,728
Deferred income tax benefit (provision)	—	—	(208,768)
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(21)	227	291
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	(2,209)	(3,296)	1,959
Decrease (increase) in receivables	(201)	(614)	(667)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(6,225)	(10,557)	(13,506)
Net cash provided by (used for) operating activities	107,573	104,073	105,829
Cash flows from investing activities:
Capital expenditures	(26,371)	(23,670)	(20,678)
Other investing activities	—	—	239
Net cash provided by (used for) investing activities	(26,371)	(23,670)	(20,439)
Cash flows from financing activities:
Distributions to member	(81,202)	(80,403)	(85,390)
Net cash provided by (used for) financing activities	(81,202)	(80,403)	(85,390)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2012	$1,571,473	$(42,691)	$1,528,782
Equity contribution—income taxes (note 7)	(9,448)	—	(9,448)
Distributions to member (note 6)	(21,603)	(63,787)	(85,390)
Net income (loss)	—	248,377	248,377
Balance at December 31, 2013	$1,540,422	$141,899	$1,682,321
Distributions to member (note 6)	—	(80,403)	(80,403)
Net income (loss)	—	41,196	41,196
Balance at December 31, 2014	$1,540,422	$102,692	$1,643,114
Distributions to member (note 6)	—	(81,202)	(81,202)
Net income (loss)	—	36,443	36,443
Balance at December 31, 2015	$1,540,422	$57,933	$1,598,355

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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $3.3 million, $2.1 million, and $2.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove wireless infrastructure or remediate the land upon which the Company's wireless infrastructure resides. Asset retirement obligations are included in "above-market leases and other liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion" expense on the Company's consolidated statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company performed its most recent annual test of goodwill as of October 1, 2015, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships or (2) below-market leases for land interests under the acquired towers classified as "other intangible assets, net." The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing leases, (2) the expected exercise of the renewal provisions contained within the existing leases, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual tenant basis, considering, among other things, the contractual provisions with the tenant and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired leases past the contractual term including exercisable

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

options, the site rental contracts and customer relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
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
The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's consolidated balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's consolidated balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $1.6 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively.
Management Fee
The Company is charged a management fee by CCUSA, a wholly-owned, indirect subsidiary of CCIC, relating to management services which include those functions reasonably necessary to maintain, market, operate, manage and administer the sites. The

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

management fee is equal to 7.5% of the Company's revenues excluding the revenues related to the accounting for leases with fixed escalators as required by the applicable accounting standards. See note 6.
Income Taxes
Effective January 1, 2014, CCIC commenced operating as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
Reporting Segments
The Company determined its operations consist of one operating segment.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2015 had a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") released updated guidance regarding the recognition of revenue from contracts with customers, exclusive of those contracts within lease accounting. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance is effective for the Company on January 1, 2018, following the FASB's July 2015 decision to defer the effective date of the standard by one year.   This guidance is required to be applied, at the Company's election, either (1) retrospectively to each prior reporting period presented, or (2) with the cumulative effect being recognized at the date of initial application. The Company's site rental revenues are within the scope of lease accounting and will not be impacted by this guidance.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2015	2014
Land(a)	—	$57,317	$57,484
Towers	1-20 years	491,897	468,694
Construction in progress	—	20,052	22,996
Total gross property and equipment		569,266	549,174
Less accumulated depreciation		(203,947)	(181,551)
Total property and equipment, net		$365,319	$367,623

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $25.5 million, $23.9 million, and $23.3 million, respectively.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$984,444	$(448,906)	$535,538	$984,444	$(398,374)	$586,070
Other intangible assets	6,539	(3,599)	2,940	6,841	(3,422)	3,419
Total	$990,983	$(452,505)	$538,478	$991,285	$(401,796)	$589,489
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2015	2014	2013
Depreciation, amortization and accretion	$50,532	$50,532	$51,728
Site rental costs of operations	$299	$322	$350
Total amortization expense	$50,831	$50,854	$52,078
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2016 to 2020 is as follows:

	Years Ending December 31,
	2016	2017	2018	2019	2020
Estimated annual amortization	$49,920	$49,907	$49,895	$49,867	$49,832
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $0.4 million, $0.4 million and $0.4 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	December 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$8,360	$(3,935)	$4,425	$8,697	$(3,701)	$4,996
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2016 to 2020 is as follows:

	Years Ending December 31,
	2016	2017	2018	2019	2020
Estimated annual amortization	$318	$318	$318	$304	$295

5.	Debt
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

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land, or other property up to an aggregate of $100.0 million, and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2015, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 3.9 to 1, which the Company expects would currently restrict its ability to incur unsecured debt or issue additional notes. The Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its parent.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement ("Management Agreement") with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2015, 2014, and 2013 totaled $12.2 million, $12.1 million, and $12.0 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2015, there are approximately 10% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $3.9 million, $3.7 million, and $3.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2015, 2014, and 2013, rent revenue from affiliates totaled $0.7 million, $0.5 million, and $0.4 million, respectively.
The Company recorded net equity distributions of $81.2 million, $80.4 million, and $94.8 million for the years ended December 31, 2015, 2014, and 2013, respectively, reflecting net distributions to its member and ultimately other subsidiaries of CCIC. Cash on-hand above the amount that is required by the Management Agreement has and is expected to continue to be distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

7.	Income Taxes
For the years ended December 31, 2015 and 2014, the provision for income taxes of $0.1 million and $0.1 million consists of state taxes. The Company's effective tax rate for 2015 and 2014 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2). For the year ended December 31, 2013, the benefit (provision) for income taxes consisted of the following:

Year Ended December 31,
2013
Current:
Federal	$—
State	(1,747)
Total current	(1,747)
Deferred:
Federal	205,799
State	2,969
Total deferred	208,768
Total tax benefit (provision)	$207,021
For the year ended December 31, 2013, a reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the loss before income taxes is as follows:

Year Ended December 31,
2013
Benefit (provision) for income taxes at statutory rate	$(14,474)
State tax benefit (provision), net of federal	(2,456)
Tax adjustment related to the REIT conversion	224,449
Other	(498)
$207,021
During 2013, the Company recorded non-cash equity contributions of $9.4 million primarily related to the use by the Company of net operating losses from other members of CCIC's federal consolidated group.
As of December 31, 2015, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.5 million.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, liabilities for retirement obligations amounted to $5.7 million and $5.1 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2015, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $68 million. See note 2.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Operating Lease Commitments
See note 9 for a discussion of operating lease commitments.

9.	Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2015. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2015, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Tenant leases	$156,679	$147,538	$138,769	$132,638	$126,443	$350,384	$1,052,451
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2015. The Company is obligated under non-cancelable operating leases for land interests under approximately 65% of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately 95% and approximately 75% of the Company's site rental gross margin for the year ended December 31, 2015, are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$24,605	$24,572	$24,413	$24,194	$23,078	$281,430	$402,292
Rental expense from operating leases was $26.3 million, $26.3 million, and $26.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $9.6 million, $9.5 million, and $9.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

10.	Concentration of Credit Risk
The financial instrument that potentially subjects the Company to concentrations of credit risk is primarily trade receivables.
The Company derives the largest portion of its revenues from customers in the wireless industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms and proactive management of past due balances.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2015	2014	2013
AT&T(a)	21%	21%	20%
Sprint(a)	17%	20%	22%
T-Mobile(a)	16%	15%	15%
Verizon Wireless	13%	12%	11%
Total	67%	68%	68%

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
* Filed herewith.