Form 10-Q
period 2016-03-31
CC Holdings GS V LLC
filed 2016-05-09
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 31, 2016, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our sites, (2) expectations regarding non-renewals of tenant leases, (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks ("Acquired Networks")), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including: capital expenditure limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated growth in our financial results, including future revenues, margins, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, and (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("2015 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,232	$20,401
Receivables, net	4,185	3,987
Prepaid expenses	24,834	24,318
Deferred site rental receivables and other current assets	12,874	11,336
Total current assets	80,125	60,042
Deferred site rental receivables	352,666	350,407
Property and equipment, net of accumulated depreciation of $762,300 and $740,236, respectively	1,124,394	1,135,704
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,123,542	1,152,354
Long-term prepaid rent and other assets, net	33,124	32,835
Total assets	$4,052,581	$4,070,072

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$14,816	$12,825
Accrued interest	21,254	8,655
Deferred revenues	10,930	12,165
Total current liabilities	47,000	33,645
Debt	1,487,762	1,487,055
Deferred ground lease payable	97,878	95,837
Above-market leases and other liabilities	49,141	49,187
Total liabilities	1,681,781	1,665,724
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,327,938	2,327,938
Accumulated earnings (deficit)	42,862	76,410
Total member's equity	2,370,800	2,404,348
Total liabilities and equity	$4,052,581	$4,070,072

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2016	2015

Site rental revenues	$154,074	$150,775

Operating expenses:
Site rental cost of operations—third parties(a)	36,578	37,039
Site rental cost of operations—related parties(a)	8,247	7,791
Site rental cost of operations—total(a)	44,825	44,830
Management fee—related party	11,268	10,757
Asset write-down charges	883	1,270
Depreciation, amortization and accretion	52,358	51,520
Total operating expenses	109,334	108,377
Operating income (loss)	44,740	42,398
Interest expense and amortization of deferred financing costs	(13,306)	(13,306)
Other income (expense)	(7)	21
Income (loss) before income taxes	31,427	29,113
Benefit (provision) for income taxes	(86)	(101)
Net income (loss)	$31,341	$29,012

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$31,341	$29,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	52,358	51,520
Amortization of deferred financing costs	707	707
Asset write-down charges	883	1,270
Changes in assets and liabilities:
Increase (decrease) in accrued interest	12,599	12,599
Increase (decrease) in accounts payable	(812)	(376)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	3,213	7,214
Decrease (increase) in receivables	(198)	684
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(4,157)	(5,867)
Net cash provided by (used for) operating activities	95,934	96,763
Cash flows from investing activities:
Capital expenditures	(13,214)	(23,289)
Net cash provided by (used for) investing activities	(13,214)	(23,289)
Cash flows from financing activities:
Distributions to member	(64,889)	(50,399)
Net cash provided by (used for) financing activities	(64,889)	(50,399)
Net increase (decrease) in cash and cash equivalents	17,831	23,075
Cash and cash equivalents at beginning of period	20,401	26,231
Cash and cash equivalents at end of period	$38,232	$49,306

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2016	$2,327,938	$76,410	$2,404,348
Distributions to member (note 4)	—	(64,889)	(64,889)
Net income (loss)	—	31,341	31,341
Balance, March 31, 2016	$2,327,938	$42,862	$2,370,800

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2015	$2,327,938	$193,107	$2,521,045
Distributions to member (note 4)	—	(50,399)	(50,399)
Net income (loss)	—	29,012	29,012
Balance, March 31, 2015	$2,327,938	$171,720	$2,499,658

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

1.	General
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations, and cash flows of CC Holdings GS V LLC ("CCL") and its consolidated wholly-owned subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). CCL is a Delaware limited liability company that is a holding company and an issuer of the Company's debt. Intercompany accounts, transactions, and profits have been eliminated. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive.
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2015, and related notes thereto, included in the 2015 Form 10-K filed by the Company with the SEC.
The Company is organized specifically to own, lease and manage sites. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements. The Company's sites are geographically dispersed throughout the United States ("U.S."). Management services related to the Company's sites are performed by Crown Castle USA, Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement, as the Company has no employees.
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
CCIC operates as a real estate investment trust ("REIT") for U.S. federal income tax purposes. For U.S. federal income tax purposes, the Company's assets and operations are part of the CCIC REIT. See note 5.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of March 31, 2016, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2016 and 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2015 Form 10-K.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The Company adopted the guidance on January 1, 2016, and has applied the guidance retrospectively. As a result, the Company reclassified $12.9 million of deferred financing costs as of December 31, 2015 from "long-term prepaid rent and other assets, net" as a direct reduction of "debt."

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company on January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. The Company expects this guidance to have a material impact on its condensed consolidated financial statements and is currently evaluating the impact.

3.	Debt
The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. The weighted-average stated interest rate of the 2012 Secured Notes as of March 31, 2016 was 3.4% per annum. The outstanding balance of the 2012 Secured Notes as of March 31, 2016 and December 31, 2015 was $1.5 billion.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2016	2015
Interest expense on debt obligations	$12,599	$12,599
Amortization of deferred financing costs	707	707
Total	$13,306	$13,306

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to an affiliate acquiring rights to such land. As of March 31, 2016, there was approximately 25% of the Company's sites where the land under the tower is controlled by an affiliate. Also, the Company receives rent revenue from affiliates for land controlled by the Company that affiliates have towers on.
For the three months ended March 31, 2016 and 2015, the Company recorded an equity distribution of $64.9 million and $50.4 million, respectively, reflecting distributions to its member and ultimately other subsidiaries of CCIC. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company.

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
For the three months ended March 31, 2016 and 2015, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's dividends paid deduction.

6.	Fair Values
The fair value of cash and cash equivalents approximates the carrying value. The Company determines the fair value of its debt securities based on indicative quotes (that are non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if applicable. There were no changes since December 31, 2015 in the Company's valuation techniques used to measure fair values. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities, are as follows:

	Level in Fair Value Hierarchy	March 31, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$38,232	$38,232	$20,401	$20,401
Liabilities:
Debt	2	1,487,762	1,536,900	1,487,055	1,486,600

7.	Commitments and Contingencies
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
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the the consolidated financial statements of the Company including the related notes and "Item 7."Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2015 Form 10-K. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in our 2015 Form 10-K. Unless this Quarterly Report on Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used herein refer to CC Holdings GS V LLC and its subsidiaries.
General Overview
We own, lease or manage sites that are geographically dispersed throughout the United States. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2016.

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

◦
Substantially all of our towers can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure (which may include extensions or structural reinforcement).

◦	Wireless carriers continue to invest in their networks.

•	Organizational structure

◦	CCIC operates as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT.

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $4.2 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 89% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless.

•	Majority of land interests under our wireless infrastructure are under long-term control

◦
Approximately 90% and approximately 50% of our site rental gross margin is derived from sites that we own or control for greater than 10 and 20 years, respectively. The aforementioned amounts include sites that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately one-sixth of our site rental gross margin.

◦
Approximately 18% of our site rental cost of operations represents ground lease payments to affiliates of ours. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

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

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $95.9 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2016.

•	During 2016, we also expect that site rental revenue growth will be offset by non-renewals of tenant leases, primarily from our customers' decommissioning of the Acquired Networks, at least in part.

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2015 Form 10-K. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts. See "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 2 to our 2015 Form 10-K.
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$154,074	$150,775	2%

Operating expenses:
Costs of operations(a)(b)	44,825	44,830	—%
Management fee(b)	11,268	10,757	5%
Asset write-down charges	883	1,270	*
Depreciation, amortization and accretion	52,358	51,520	2%
Total operating expenses	109,334	108,377	1%
Operating income (loss)	44,740	42,398	6%
Interest expense and amortization of deferred financing costs	(13,306)	(13,306)	—%
Other income (expense)	(7)	21
Income (loss) before income taxes	31,427	29,113
Benefit (provision) for income taxes	(86)	(101)
Net income (loss)	$31,341	$29,012
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

First Quarter 2016 and 2015
Site rental revenues for the three months ended March 31, 2016 increased by $3.3 million, or 2%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations andnon-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview."
Site rental gross margins for the three months ended March 31, 2016 increased by $3.3 million, or 3%, from the same period in 2015. The increase in the site rental gross margins was related to the previously mentioned 2% increase in site rental revenues and the relatively fixed costs to operate our sites.
The management fee for the three months ended March 31, 2016 increased by $0.5 million, or 5%, from the three months ended March 31, 2015, but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Depreciation, amortization and accretion for the three months ended March 31, 2016 increased by 0.8 million, or 2%, from the three months ended March 31, 2015. This increase predominately resulted from a corresponding increase in our gross property and equipment primarily related to capital expenditures to accommodate new tenant additions.
Net income for the three months ended March 31, 2016 was $31.3 million, consistent with net income of $29.0 million for the three months ended March 31, 2015.

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
CCIC operates as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT. We expect to continue to pay minimal cash income taxes as a result of CCIC's REIT status and NOLs.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2016:

March 31, 2016
(In thousands of dollars)
Cash and cash equivalents	$38,232
Debt	1,487,762
Total member's equity	2,370,800
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.

Summary Cash Flow Information

	Three Months Ended March 31,
	2016	2015	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$95,934	$96,763	$(829)
Investing activities	(13,214)	(23,289)	10,075
Financing activities	(64,889)	(50,399)	(14,490)
Net increase (decrease) in cash and cash equivalents	$17,831	$23,075	$(5,244)
Operating Activities
The decrease in net cash provided by operating activities for the first three months of 2016 of $0.8 million, or 1%, from the first three months of 2015, was due primarily to (1) growth in cash revenues, including cash escalations that are subject to straight-line accounting and (2) a net decrease from year-over-year changes in working capital. This year-over-year change in working capital primarily related to changes in accounts receivable, deferred revenue and other accrued liabilities. Changes in working capital and particularly changes in receivables, deferred site rental receivables, deferred rental revenues, accrued liabilities and prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments and receipts.
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

•	Sustaining capital expenditures consist of maintenance on our sites that enable our customers' ongoing quiet enjoyment of the site.
Capital expenditures for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015	Change
	(In thousands of dollars)
Site improvements	$11,342	$21,712	$(10,370)
Sustaining	1,872	1,577	295
Total	$13,214	$23,289	$(10,075)
Financing Activities
The net cash flows used for financing activities in the three months ended March 31, 2016 and March 31, 2015 includes the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. See notes 4 and 8 to our condensed consolidated financial statements.
2012 Secured Notes
See our 2015 Form 10-K for a discussion of the 2012 Secured Notes, debt restrictions, and disclosures about market risk. There are no financial maintenance covenants in the 2012 Secured Notes. Based on restrictive covenants, we are currently restricted in our ability to incur additional indebtedness. We are not restricted in our ability to distribute cash to affiliates or issue dividends to our parent.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2016 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2015 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 in our 2015 Form 10-K. The critical accounting policies and estimates for the first three months of 2016 have not changed from the critical accounting policies for the year ended December 31, 2015.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our condensed consolidated financial statements, including a discussion of the recently issued lease accounting standard.

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
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2015 Form 10-K.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	May 9, 2016	By:	/s/ Jay A. Brown
Jay A. Brown
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 9, 2016	By:	/s/ Rob A. Fisher
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