Form 10-Q
period 2016-06-30
CC Holdings GS V LLC
filed 2016-08-04
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our sites, (2) expectations regarding non-renewals of tenant leases, (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks ("Acquired Networks")), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including: capital expenditure limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated changes in our financial results, including future revenues, margins, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, and (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,424	$20,401
Receivables, net	3,625	3,987
Prepaid expenses	31,973	24,318
Deferred site rental receivables and other current assets	15,758	11,336
Total current assets	71,780	60,042
Deferred site rental receivables	352,126	350,407
Property and equipment, net of accumulated depreciation of $783,679 and $740,236, respectively	1,112,024	1,135,704
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,094,723	1,152,354
Long-term prepaid rent and other assets, net	34,825	32,835
Total assets	$4,004,208	$4,070,072

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$13,727	$12,825
Accrued interest	8,655	8,655
Deferred revenues	11,187	12,165
Total current liabilities	33,569	33,645
Debt	1,488,469	1,487,055
Deferred ground lease payable	99,447	95,837
Above-market leases and other liabilities	48,752	49,187
Total liabilities	1,670,237	1,665,724
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,327,938	2,327,938
Accumulated earnings (deficit)	6,033	76,410
Total member's equity	2,333,971	2,404,348
Total liabilities and equity	$4,004,208	$4,070,072

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Site rental revenues	$152,184	$151,447	$306,258	$302,222

Operating expenses:
Site rental cost of operations—third parties(a)	37,327	37,858	73,905	74,897
Site rental cost of operations—related parties(a)	8,422	7,938	16,669	15,729
Site rental cost of operations—total(a)	45,749	45,796	90,574	90,626
Management fee—related party	11,243	10,826	22,511	21,583
Asset write-down charges	1,891	788	2,774	2,058
Depreciation, amortization and accretion	52,116	51,461	104,474	102,981
Total operating expenses	110,999	108,871	220,333	217,248
Operating income (loss)	41,185	42,576	85,925	84,974
Interest expense and amortization of deferred financing costs	(13,306)	(13,306)	(26,612)	(26,612)
Other income (expense)	(4)	(5)	(11)	16
Income (loss) before income taxes	27,875	29,265	59,302	58,378
Benefit (provision) for income taxes	(83)	(105)	(169)	(206)
Net income (loss)	$27,792	$29,160	$59,133	$58,172

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$59,133	$58,172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	104,474	102,981
Amortization of deferred financing costs	1,414	1,414
Asset write-down charges	2,774	2,058
Changes in assets and liabilities:
Increase (decrease) in accounts payable	381	(277)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	1,989	5,492
Decrease (increase) in receivables	362	1,860
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(14,915)	(20,592)
Net cash provided by (used for) operating activities	155,612	151,108
Cash flows from investing activities:
Capital expenditures	(26,079)	(46,176)
Net cash provided by (used for) investing activities	(26,079)	(46,176)
Cash flows from financing activities:
Distributions to member	(129,510)	(105,618)
Net cash provided by (used for) financing activities	(129,510)	(105,618)
Net increase (decrease) in cash and cash equivalents	23	(686)
Cash and cash equivalents at beginning of period	20,401	26,231
Cash and cash equivalents at end of period	$20,424	$25,545

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2016	$2,327,938	$42,862	$2,370,800
Distributions to member (note 4)	—	(64,621)	(64,621)
Net income (loss)	—	27,792	27,792
Balance, June 30, 2016	$2,327,938	$6,033	$2,333,971

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2015	$2,327,938	$171,720	$2,499,658
Distributions to member (note 4)	—	(55,219)	(55,219)
Net income (loss)	—	29,160	29,160
Balance, June 30, 2015	$2,327,938	$145,661	$2,473,599

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2016	$2,327,938	$76,410	$2,404,348
Distributions to member (note 4)	—	(129,510)	(129,510)
Net income (loss)	—	59,133	59,133
Balance, June 30, 2016	$2,327,938	$6,033	$2,333,971

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2015	$2,327,938	$193,107	$2,521,045
Distributions to member (note 4)	—	(105,618)	(105,618)
Net income (loss)	—	58,172	58,172
Balance, June 30, 2015	$2,327,938	$145,661	$2,473,599

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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of June 30, 2016, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2016 and 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2015 Form 10-K, other than certain recent accounting pronouncements described below.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The Company adopted the guidance as of January 1, 2016, and has applied the guidance retrospectively. As a result, the Company reclassified $12.9 million of deferred financing costs as of December 31, 2015 from "long-term prepaid rent and other assets, net" as a direct reduction of "debt."

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. The Company expects this guidance to have a material impact on its condensed consolidated financial statements and is currently evaluating the impact.
In June 2016, the FASB issued new guidance on the recognition and measurement of expected credit losses for certain types of financial instruments, including accounts receivable. The new guidance requires entities to estimate the expected credit loss over the life of certain financial instruments at initial recognition of the financial instrument. The guidance is effective for the Company as of January 1, 2020, with early adoption permitted beginning as of January 1, 2019. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

3.	Debt
The 2012 Secured Notes consist of $500 million aggregate principal amount of 2.381% secured notes due December 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes due April 2023. The weighted-average stated interest rate of the 2012 Secured Notes as of June 30, 2016 was 3.4% per annum. The outstanding balance of the 2012 Secured Notes as of June 30, 2016 and December 31, 2015 was $1.5 billion.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense on debt obligations	$12,599	12,599	$25,198	$25,198
Amortization of deferred financing costs	707	707	1,414	1,414
Total	$13,306	$13,306	$26,612	$26,612

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to an affiliate acquiring rights to such land. As of June 30, 2016, there was approximately 26% of the Company's sites where the land under the tower is controlled by an affiliate. Also, the Company receives rent revenue from affiliates for land controlled by the Company that affiliates have towers on.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

For the six months ended June 30, 2016 and 2015, the Company recorded an equity distribution of $129.5 million and $105.6 million, respectively, reflecting distributions to its member and ultimately other subsidiaries of CCIC. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company.

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
For the three and six months ended June 30, 2016 and 2015, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's dividends paid deduction.

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

	Level in Fair Value Hierarchy	June 30, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$20,424	$20,424	$20,401	$20,401
Liabilities:
Debt	2	1,488,469	1,575,500	1,487,055	1,486,600

7.	Commitments and Contingencies
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

8.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$25,198	$25,198

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

9.	Guarantor Subsidiaries
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2016.

•	Continued demand resulting from wireless network expansion and new entrants

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

◦
We expect existing and potential new customer demand for our towers will result from (1) new technologies, (2) increased usage of wireless applications (including mobile entertainment, mobile internet usage, and machine-to-machine applications), (3) adoption of other emerging and embedded wireless devices (including laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, or (6) the availability of additional spectrum.

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $4.1 billion of expected future cash inflows.

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

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $155.6 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2016.

•
During 2016, we also expect that the impact from tenant leasing will be offset by non-renewals of tenant leases, primarily from our customers' decommissioning of the Acquired Networks, at least in part.

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$152,184	$151,447	—%

Operating expenses:
Costs of operations(a)(b)	45,749	45,796	—%
Management fee(b)	11,243	10,826	4%
Asset write-down charges	1,891	788	*
Depreciation, amortization and accretion	52,116	51,461	1%
Total operating expenses	110,999	108,871	2%
Operating income (loss)	41,185	42,576	(3)%
Interest expense and amortization of deferred financing costs	(13,306)	(13,306)	—%
Other income (expense)	(4)	(5)
Income (loss) before income taxes	27,875	29,265
Benefit (provision) for income taxes	(83)	(105)
Net income (loss)	$27,792	$29,160
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$306,258	$302,222	1%

Operating expenses:
Costs of operations(a)(b)	90,574	90,626	—%
Management fee(b)	22,511	21,583	4%
Asset write-down charges	2,774	2,058	*
Depreciation, amortization and accretion	104,474	102,981	1%
Total operating expenses	220,333	217,248	1%
Operating income (loss)	85,925	84,974	1%
Interest expense and amortization of deferred financing costs	(26,612)	(26,612)	—%
Other income (expense)	(11)	16
Income (loss) before income taxes	59,302	58,378
Benefit (provision) for income taxes	(169)	(206)
Net income (loss)	$59,133	$58,172
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.
Second Quarter 2016 and 2015
Site rental revenues for the three months ended June 30, 2016 was $152.2 million compared to site rental revenues of $151.4 million for the three months ended June 30, 2015. Site rental revenues were impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview."
Site rental gross margins for the three months ended June 30, 2016 was $106.4 million compared to site rental gross margin of $105.7 million for the same period in 2015 due to the relatively fixed costs to operate our sites.
The management fee for the three months ended June 30, 2016 increased by $0.4 million, or 4%, from the three months ended June 30, 2015, but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Depreciation, amortization and accretion for the three months ended June 30, 2016 increased by $0.7 million, or 1%, from the three months ended June 30, 2015. This increase predominately resulted from a corresponding increase in our gross property and equipment primarily related to capital expenditures to accommodate new tenant additions.
Net income for the three months ended June 30, 2016 was $27.8 million compared to net income of $29.2 million for the three months ended June 30, 2015.

First Half 2016 and 2015
Site rental revenues for the six months ended June 30, 2016 increased by $4.0 million, or 1%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" herein.
Site rental gross margins for the six months ended June 30, 2016 increased by $4.1 million, or 2%, from the six months ended June 30, 2015. The increase in the site rental gross margins was related to the previously mentioned 1% increase in site rental revenues and the relatively fixed costs to operate our sites.

The management fee for the six months ended June 30, 2016 increased by $0.9 million, or 4%, from the six months ended June 30, 2015, but remained 7% of total net revenues. The management fee is equal to 7.5% of our Management Agreement Operating Revenues.
Depreciation, amortization and accretion for the six months ended June 30, 2016 increased by $1.5 million, or 1%, from the six months ended June 30, 2015. This increase predominately resulted from a corresponding increase in our gross property and equipment primarily related to capital expenditures to accommodate new tenant additions.
Net income for the six months ended June 30, 2016 was $59.1 million compared to net income of $58.2 million for the six months ended June 30, 2015.

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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2016:

June 30, 2016
(In thousands of dollars)
Cash and cash equivalents	$20,424
Debt	1,488,469
Total member's equity	2,333,971
Over the next 12 months:

•	We expect that our net cash provided by operating activities (net of cash interest payments) should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Six Months Ended June 30,
	2016	2015	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$155,612	$151,108	$4,504
Investing activities	(26,079)	(46,176)	20,097
Financing activities	(129,510)	(105,618)	(23,892)
Net increase (decrease) in cash and cash equivalents	$23	$(686)	$709

Operating Activities
The increase in net cash provided by operating activities for the first six months of 2016 of $4.5 million, or 3%, from the first six months of 2015, was due primarily to growth in cash revenues, including cash escalations that are subject to straight-line accounting. Changes in working capital and particularly changes in receivables, deferred site rental receivables, deferred rental revenues, accrued liabilities and prepaid ground leases can have a significant impact on our net cash from operating activities, largely due to the timing of prepayments and receipts.
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

•	Sustaining capital expenditures consist of maintenance on our sites that enable our customers' ongoing quiet enjoyment of the site.
Capital expenditures for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016	2015	Change
	(In thousands of dollars)
Site improvements	$22,233	$42,732	$(20,499)
Sustaining	3,846	3,444	402
Total	$26,079	$46,176	$(20,097)
Financing Activities
The net cash flows used for financing activities in the six months ended June 30, 2016 and 2015 includes the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. See notes 4 and 8 to our condensed consolidated financial statements.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2016 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2015 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 in our 2015 Form 10-K. The critical accounting policies and estimates for the first six months of 2016 have not changed from the critical accounting policies for the year ended December 31, 2015.

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

CC HOLDINGS GS V LLC

Date:	August 4, 2016	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2016	By:	/s/ Rob A. Fisher
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