Form 10-Q
period 2016-09-30
CC Holdings GS V LLC
filed 2016-11-01
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of September 30, 2016, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our sites, (2) expectations regarding non-renewals of tenant leases, (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks (collectively, the "Acquired Networks")), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including: capital expenditure limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated changes in our financial results, including future revenues, margins, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, and (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,581	$20,401
Receivables, net	2,299	3,987
Prepaid expenses	26,376	24,318
Deferred site rental receivables and other current assets	18,200	11,336
Total current assets	86,456	60,042
Deferred site rental receivables	349,923	350,407
Property and equipment, net of accumulated depreciation of $806,784 and $740,236, respectively	1,098,657	1,135,704
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,067,070	1,152,354
Long-term prepaid rent and other assets, net	35,278	32,835
Total assets	$3,976,114	$4,070,072

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$12,961	$12,825
Accrued interest	17,748	8,655
Deferred revenues	10,699	12,165
Total current liabilities	41,408	33,645
Debt	990,933	1,487,055
Deferred ground lease payable	100,923	95,837
Above-market leases and other liabilities	48,655	49,187
Total liabilities	1,181,919	1,665,724
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,794,195	2,327,938
Accumulated earnings (deficit)	—	76,410
Total member's equity	2,794,195	2,404,348
Total liabilities and equity	$3,976,114	$4,070,072

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Site rental revenues	$152,523	$152,023	$458,781	$454,245

Operating expenses:
Site rental cost of operations—third parties(a)	38,670	38,061	112,575	112,958
Site rental cost of operations—related parties(a)	8,569	8,002	25,238	23,731
Site rental cost of operations—total(a)	47,239	46,063	137,813	136,689
Management fee—related party	11,425	10,981	33,936	32,564
Asset write-down charges	950	1,377	3,724	3,435
Depreciation, amortization and accretion	52,624	51,819	157,098	154,800
Total operating expenses	112,238	110,240	332,571	327,488
Operating income (loss)	40,285	41,783	126,210	126,757
Interest expense and amortization of deferred financing costs	(12,934)	(13,306)	(39,546)	(39,917)
Gains (losses) on retirement of long-term obligations	(10,273)	—	(10,273)	—
Other income (expense)	(74)	143	(85)	158
Income (loss) before income taxes	17,004	28,620	76,306	86,998
Benefit (provision) for income taxes	(84)	(103)	(253)	(309)
Net income (loss)	$16,920	$28,517	$76,053	$86,689

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$76,053	$86,689
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	157,098	154,800
Amortization of deferred financing costs	2,081	2,121
Asset write-down charges	3,724	3,435
Gains (losses) on retirement of long-term obligations	10,273	—
Changes in assets and liabilities:
Increase (decrease) in accrued interest	9,093	12,599
Increase (decrease) in accounts payable	(399)	612
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	2,515	1,911
Decrease (increase) in receivables	1,688	1,961
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(8,951)	(24,001)
Net cash provided by (used for) operating activities	253,175	240,127
Cash flows from investing activities:
Capital expenditures	(39,317)	(65,575)
Net cash provided by (used for) investing activities	(39,317)	(65,575)
Cash flows from financing activities:
Purchases and redemptions of debt	(508,472)	—
Equity contribution related to debt repayment	508,472	—
Distributions to member	(194,678)	(162,933)
Net cash provided by (used for) financing activities	(194,678)	(162,933)
Net increase (decrease) in cash and cash equivalents	19,180	11,619
Cash and cash equivalents at beginning of period	20,401	26,231
Cash and cash equivalents at end of period	$39,581	$37,850

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2016	$2,327,938	$6,033	$2,333,971
Equity contribution related to debt repayment (note 4)	508,472	—	508,472
Distributions to member (note 4)	(42,215)	(22,953)	(65,168)
Net income (loss)	—	16,920	16,920
Balance, September 30, 2016	$2,794,195	$—	$2,794,195

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2015	$2,327,938	$145,661	$2,473,599
Distributions to member (note 4)	—	(57,315)	(57,315)
Net income (loss)	—	28,517	28,517
Balance, September 30, 2015	$2,327,938	$116,863	$2,444,801

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2016	$2,327,938	$76,410	$2,404,348
Equity contribution related to debt repayment (note 4)	508,472	—	508,472
Distributions to member (note 4)	(42,215)	(152,463)	(194,678)
Net income (loss)	—	76,053	76,053
Balance, September 30, 2016	$2,794,195	$—	$2,794,195

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2015	$2,327,938	$193,107	$2,521,045
Distributions to member (note 4)	—	(162,933)	(162,933)
Net income (loss)	—	86,689	86,689
Balance, September 30, 2015	$2,327,938	$116,863	$2,444,801

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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of September 30, 2016, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2016 and 2015. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
In June 2016, the FASB issued new guidance on the recognition and measurement of expected credit losses for certain types of financial instruments, including accounts receivable. The new guidance requires entities to estimate the expected credit loss over the life of certain financial instruments at initial recognition of the financial instrument. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

3.	Debt
The outstanding balance of the 2012 Secured Notes as of September 30, 2016 and December 31, 2015 was $1.0 billion and $1.5 billion, respectively. The 2012 Secured Notes originally consisted of $500 million aggregate principal amount of 2.381% secured notes ("2.381% Secured Notes") due December 2017 and $1.0 billion aggregate principal amount of 3.849% secured notes ("3.849% Secured Notes") due April 2023. In September 2016, CCIC issued $700 million aggregate principal amount of 2.25% senior secured notes ("September 2016 Senior Notes"). CCIC used a portion of the net proceeds from the September 2016 Senior Notes offering to repay in full the previously outstanding 2.381% Secured Notes. The Company recorded an equity contribution related to the repayment of the 2.381% Secured Notes for the nine months ended September 30, 2016 (see note 4).
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense on debt obligations	$12,267	$12,599	$37,465	$37,796
Amortization of deferred financing costs	667	707	2,081	2,121
Total	$12,934	$13,306	$39,546	$39,917
Purchases and Redemptions of Debt
The following is a summary of the purchases and redemptions of debt during the three and nine months ended September 30, 2016.

	Three and Nine Months Ended September 30, 2016
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
2.381% Secured Notes	$500,000	$508,472	$(10,273)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $1.8 million related to the write off of deferred financing costs.

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to an affiliate acquiring rights to such land. As of September 30, 2016, there was approximately 26% of the Company's sites where the land under the tower is controlled by an affiliate. Also, the Company receives rent revenue from affiliates for land controlled by the Company that affiliates have towers on.
For the nine months ended September 30, 2016, the Company recorded a net equity contribution of $313.8 million, which was inclusive of (1) an equity contribution from CCIC of $508.5 million related to the repayment of the previously outstanding 2.381% Secured Notes (see note 3) and (2) an equity distribution of $194.7 million, reflecting distributions to its member and ultimately other subsidiaries of CCIC. For the nine months ended September 30, 2015, the Company recorded an equity distribution of $162.9 million, reflecting distributions to its member and ultimately other subsidiaries of CCIC. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company.

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
For the three and nine months ended September 30, 2016 and 2015, the Company's effective tax rate differed from the federal statutory rate predominately due to CCIC's dividends paid deduction.

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

	Level in Fair Value Hierarchy	September 30, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$39,581	$39,581	$20,401	$20,401
Liabilities:
Debt	2	990,933	1,071,500	1,487,055	1,486,600

7.	Commitments and Contingencies
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

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

8.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$28,372	$25,198

9.	Guarantor Subsidiaries
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2016.

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $4.0 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 88% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless.

•	Majority of land interests under our wireless infrastructure are under long-term control

◦
Approximately 90% of our site rental gross margin and approximately 50% of our site rental gross margin is derived from sites that we own or control for greater than 10 and 20 years, respectively. The aforementioned amounts include sites that reside on land interests that are owned, including fee interests and perpetual easements, which represent approximately one-sixth of our site rental gross margin.

◦
Approximately 18% of our site rental cost of operations represents ground lease payments to affiliates of ours. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of net revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. See note 3 to our condensed consolidated financial statements.

◦
During September 2016, CCIC issued $700 million aggregate principal amount of September 2016 Senior Notes. CCIC used a portion of the net proceeds from the September 2016 Senior Notes offering to repay $500 million of our previously outstanding 2.381% Secured Notes. See notes 3 and 4 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $253.2 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2016 and 2017.

•
During 2016 and 2017, we also expect that the impact from tenant leasing will be offset by non-renewals of tenant leases, primarily from our customers' decommissioning of the Acquired Networks, at least in part.

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
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$152,523	$152,023	—%

Operating expenses:
Costs of operations(a)(b)	47,239	46,063	3%
Management fee(b)	11,425	10,981	4%
Asset write-down charges	950	1,377	*
Depreciation, amortization and accretion	52,624	51,819	2%
Total operating expenses	112,238	110,240	2%
Operating income (loss)	40,285	41,783	(4)%
Interest expense and amortization of deferred financing costs	(12,934)	(13,306)	(3)%
Gains (losses) on retirement of long-term obligations	(10,273)	—
Other income (expense)	(74)	143
Income (loss) before income taxes	17,004	28,620
Benefit (provision) for income taxes	(84)	(103)
Net income (loss)	$16,920	$28,517
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$458,781	$454,245	1%

Operating expenses:
Costs of operations(a)(b)	137,813	136,689	1%
Management fee(b)	33,936	32,564	4%
Asset write-down charges	3,724	3,435	*
Depreciation, amortization and accretion	157,098	154,800	1%
Total operating expenses	332,571	327,488	2%
Operating income (loss)	126,210	126,757	—%
Interest expense and amortization of deferred financing costs	(39,546)	(39,917)	(1)%
Gains (losses) on retirement of long-term obligations	(10,273)	—
Other income (expense)	(85)	158
Income (loss) before income taxes	76,306	86,998
Benefit (provision) for income taxes	(253)	(309)
Net income (loss)	$76,053	$86,689
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.
Third Quarter 2016 and 2015
Site rental revenues for the three months ended September 30, 2016 was $152.5 million compared to site rental revenues of $152.0 million for the three months ended September 30, 2015. Site rental revenues were impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview."
Site rental gross margins for the three months ended September 30, 2016 was $105.3 million compared to site rental gross margin of $106.0 million for the same period in 2015 due to the relatively fixed costs to operate our sites.
The management fee for the three months ended September 30, 2016 increased by $0.4 million, or 4%, from the three months ended September 30, 2015, but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Depreciation, amortization and accretion for the three months ended September 30, 2016 increased by $0.8 million, or 2%, from the three months ended September 30, 2015. This increase predominately resulted from a corresponding increase in our gross property and equipment primarily related to capital expenditures to accommodate new tenant additions.
During September 2016, CCIC issued $700 million aggregate principal amount of 2.25% September 2016 Senior Notes and used a portion of the proceeds to repay all of the previously outstanding 2.381% Secured Notes, which resulted in a loss on retirement of long-term obligations of $10.3 million.
Net income for the three months ended September 30, 2016 was $16.9 million compared to net income of $28.5 million for the three months ended September 30, 2015. The decrease was due primarily to the aforementioned loss on retirement of long-term obligations recorded for the repayment of the previously outstanding 2.381% Secured Notes.

First Nine Months 2016 and 2015
Site rental revenues for the nine months ended September 30, 2016 increased by $4.5 million, or 1%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" herein.
Site rental gross margins for the nine months ended September 30, 2016 increased by $3.4 million, or 1%, from the nine months ended September 30, 2015. The increase in the site rental gross margins was related to the previously mentioned 1% increase in site rental revenues and the relatively fixed costs to operate our sites.
The management fee for the nine months ended September 30, 2016 increased by $1.4 million, or 4%, from the nine months ended September 30, 2015, but remained 7% of total net revenues. The management fee is equal to 7.5% of our Management Agreement Operating Revenues.
Depreciation, amortization and accretion for the nine months ended September 30, 2016 increased by $2.3 million, or 1%, from the nine months ended September 30, 2015. This increase predominately resulted from a corresponding increase in our gross property and equipment primarily related to capital expenditures to accommodate new tenant additions.
During September 2016, CCIC issued $700 million aggregate principal amount of September 2016 Senior Notes and used a portion of the proceeds to repay all of the previously outstanding 2.381% Secured Notes which resulted in a loss on retirement of long-term obligations of $10.3 million.
Net income for the nine months ended September 30, 2016 was $76.1 million compared to net income of $86.7 million for the nine months ended September 30, 2015. The decrease was due primarily to the aforementioned loss on retirement of long-term obligations recorded for the repayment of the previously outstanding 2.381% Secured Notes.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term leases (See "Item 2. MD&A—General Overview"), predominantly from the largest U.S. wireless carriers. Historically, our net cash provided by operating activities has exceeded our capital expenditures. For the foreseeable future, we expect to generate net cash provided by operating activities (exclusive of movements in working capital) that exceed our capital expenditures. We seek to allocate the net cash generated from our business in a manner that we believe drives value for our member and ultimately CCIC.
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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2016:

September 30, 2016
(In thousands of dollars)
Cash and cash equivalents	$39,581
Debt	990,933
Total member's equity	2,794,195
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.

Summary Cash Flow Information

	Nine Months Ended September 30,
	2016	2015	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$253,175	$240,127	$13,048
Investing activities	(39,317)	(65,575)	26,258
Financing activities	(194,678)	(162,933)	(31,745)
Net increase (decrease) in cash and cash equivalents	$19,180	$11,619	$7,561
Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2016 of $13.0 million, or 5%, from the first nine months of 2015, was due primarily to growth in cash revenues, including cash escalations that are subject to straight-line accounting and a benefit from other changes in working capital.
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

•	Sustaining capital expenditures consist of maintenance on our sites that enable our customers' ongoing quiet enjoyment of the site.
Capital expenditures for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016	2015	Change
	(In thousands of dollars)
Site improvements	$32,980	$59,261	$(26,281)
Sustaining	6,337	6,314	23
Total	$39,317	$65,575	$(26,258)
Financing Activities
The net cash flows used for financing activities in the nine months ended September 30, 2016 and 2015 includes the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. In September 2016, CCIC issued $700 million aggregate principal amount of September 2016 Senior Notes. CCIC used a portion of the net proceeds from the September 2016 Senior Notes offering to repay $500 million of our previously outstanding 2.381% Secured Notes. We recorded an equity contribution related to the debt repayment of our 2.381% Secured Notes for the nine months ended September 30, 2016. See notes 3 and 4 to our condensed consolidated financial statements.
2012 Secured Notes
See our 2015 Form 10-K for a discussion of the 2012 Secured Notes, debt restrictions, and disclosures about market risk. There are no financial maintenance covenants in the 2012 Secured Notes. We are currently not restricted in our ability to incur additional indebtedness or distribute cash to affiliates or issue dividends to our parent.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2016 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2015 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 in our 2015 Form 10-K. The critical accounting policies and estimates for the first nine months of 2016 have not changed from the critical accounting policies for the year ended December 31, 2015.
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

CC HOLDINGS GS V LLC

Date:	November 1, 2016	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2016	By:	/s/ Rob A. Fisher
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