Form 10-K
period 2016-12-31
CC Holdings GS V LLC
filed 2017-02-22
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of a "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12B-2 of the Exchange Act.    Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 31, 2016, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
Documents Incorporated by Reference: NONE.

The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) for Form 10-K and is therefore filing this Form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that are based on management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," any variation thereof, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections, and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our sites, (2) expectations regarding non-renewals of tenant leases (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including: capital expenditures limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated changes in our financial results, including future revenues, margins, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, and (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT"), and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT.
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
PART I

Item 1.     Business
Overview
We are an indirect, wholly-owned subsidiary of CCIC, which is one of the largest owners and operators in the United States ("U.S.") of shared wireless infrastructure, including (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks (collectively, "small cells," and together with towers, "wireless infrastructure''). As of December 31, 2016, CCIC and its subsidiaries collectively owned, leased, or managed approximately 40,000 towers and 17,000 fiber miles in the U.S., including Puerto Rico.
Our core business is providing access, including space or capacity, to certain shared wireless infrastructure sites ("sites") via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "leases"). We seek to increase our site rental revenues through tenant additions or modifications of existing tenant installations (collectively, "tenant additions"). Our operating costs generally tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions.
Below is certain information concerning our business and organizational structure as of December 31, 2016:

•	We owned, leased, or managed approximately 7,700 sites.

•	Approximately 62% and 77% of our sites were located in the 50 and 100 largest basic trading areas ("BTAs"), respectively.

•
Approximately 68% of our sites were leased or subleased or operated and managed ("Sprint Sites") pursuant to 32-year master leases (expiring in May 2037) ("Sprint Master Leases") or other agreements with subsidiaries of Sprint.

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

•
Management services, including those functions reasonably necessary to maintain, market, operate, manage, or administer the sites, were performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of CCIC, under a management agreement ("Management Agreement"). The management fee under the Management Agreement was equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.

•	For U.S. federal income tax purposes, our assets and operations were included in CCIC's REIT.
Certain information concerning our customers and site rental leases as of December 31, 2016 is as follows:

•	Our customers include Sprint, AT&T, T-Mobile, and Verizon Wireless, which collectively accounted for 89% of our 2016 site rental revenues.

•	The vast majority of our site rental revenues are of a recurring nature, and typically in excess of 90% have been contracted for in a prior year.

•
Our revenues typically result from long-term tenant leases with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our tenants, and (4) contractual escalations of the rental price.

•	Exclusive of renewals at the tenants' option, our tenant leases have a weighted-average remaining life of approximately six years and represent $3.9 billion of expected future cash inflows.
See "Item 7. MD&A—General Overview" for a further discussion of our business fundamentals.

Item 1A.     Risk Factors
You should carefully consider all of the risks discussed below, as well as the other information contained in this document when evaluating our business.
Our business depends on the demand for our wireless infrastructure, driven primarily by demand for wireless connectivity, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of carrier network investment may materially and adversely affect our business (including reducing demand for tenant additions).
Demand for our wireless infrastructure from our customers depends on the demand for wireless connectivity from their customers. The willingness of our customers to utilize our wireless infrastructure, or renew or extend existing leases on our wireless infrastructure, is affected by numerous factors, including:
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
•mergers or consolidations by and among our customers;
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
For the year ended December 31, 2016, our site rental revenues by customer were as follows:
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
In recent years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS, and Clearwire ("Acquired Networks"), respectively. During 2017, we expect site rental revenues to be negatively impacted by non-renewals as a result of the decommissioning of the Acquired Networks. The Acquired Networks represented approximately 10% of our site rental revenues for the year ended December 31, 2016. We currently expect the majority of the potential non-renewals from the decommissioning of the Acquired Networks to occur predominately through the end of 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary from our expectations.
See note 10 to our consolidated financial statements for a tabular presentation of the minimum rental cash payments due to us by tenants pursuant to tenant agreements without consideration of tenant renewal options.
Our ability to repay the principal under our 2012 Secured Notes on or prior to the relevant maturity date will be subject to a number of factors outside our control.
The indenture governing our $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 ("3.849% Secured Notes") and our previously outstanding $500 million aggregate principal amount of 2.381% secured notes due 2017 ("2.381% Secured Notes") (collectively, the "2012 Secured Notes"), requires us to repay the principal under each series of the 2012 Secured Notes by the date such notes mature. We currently expect to distribute a substantial portion of our cash flow to our member and ultimately other subsidiaries of CCIC as dividends. Therefore, our ability to repay the principal under the 2012 Secured Notes on or prior to the date such notes mature depends upon our ability either to refinance the indebtedness under such notes or to sell our interests in the sites for an amount that is sufficient to repay the notes in full with interest. Our ability to achieve either of these goals will be affected by a number of factors, including the availability of credit for wireless communications sites, the fair market value of the sites, our equity in the sites, our financial condition, the operating history of the sites, tax laws, or general economic conditions. Since the current term of the tenant leases as of the date of this filing will have substantially expired by the date each series of the 2012 Secured Notes mature, our ability to sell or refinance at such date will also be affected by the degree of our success in extending existing tenant leases or obtaining new tenant leases as those remaining terms expire. In addition, neither the trustee for the 2012 Secured Notes nor any of its respective affiliates or any other person is obligated to provide the funds to refinance the 2012 Secured Notes.
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
Our growth is dependent on our entering into new tenant leases (including amendments to leases upon modification of an existing installation), as well as renewing or renegotiating tenant leases when existing tenant leases terminate. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins or maintain or increase our market share. We face competition for site rental tenants and associated rental rates from various sources, including (1) other independent wireless infrastructure owners or operators, including those that own, operate, or manage sites, rooftops, broadcast towers, utility poles, fiber or small cells, or (2) new alternative deployment methods in the wireless industry.
New technologies may reduce demand for our sites or negatively impact our revenues.
Improvements in the efficiency, architecture, and design of wireless networks may reduce the demand for our sites. For example, new technologies that may promote network sharing, joint development, wireless backhaul, or resale agreements by our customers, such as signal combining technologies or network functions virtualization, may reduce the need for our wireless infrastructure. In addition, other technologies, such as WiFi, Distributed Antenna Systems ("DAS"), femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for or alternatives to leasing that might otherwise be anticipated or expected on our wireless infrastructure had such technologies not existed. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our wireless infrastructure. Any reduction in demand for our wireless infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
If we fail to retain rights to our wireless infrastructure, including the land interests under our towers, our business may be adversely affected.
The property interests on which our towers reside, including the land interests under our towers (other than the sites sub-leased under the Sprint Master Leases) consist of leaseholds and exclusive easements, as well as permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcies of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, may interfere with our ability to conduct our business or generate revenues. If a material number of the grantors of these rights elect not to renew their terms, our ability to conduct business or generate revenues could be adversely affected. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. In some cases, other subsidiaries of CCIC have acquired certain third party land interests under certain of our sites as a result of negotiated transactions, and we have entered into leases with such affiliates. Approximately 15% of our site rental gross margins for the year ended December 31, 2016 was derived from towers where the leases for the land interests under such towers had final expiration dates of less than ten years. If we are unable to retain rights to the property interests on which our towers reside, our business may be adversely affected.

As of December 31, 2016, approximately 68% of our sites were Sprint Sites. CCIC, through its subsidiaries (including us), has the option to purchase in 2037 all of the leased or subleased Sprint Sites (as well as other Sprint sites leased or subleased by other subsidiaries of CCIC) from Sprint for approximately $2.3 billion; CCIC has no obligation to exercise such purchase option. CCIC may not have the required available capital to exercise such right to purchase these sites at the time this option is exercisable. Even if CCIC does have available capital, it may choose not to exercise its right to purchase such sites for business or other reasons. In the event that CCIC does not exercise these purchase rights, or is otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that CCIC decides to exercise these purchase rights, the benefits of the acquisition of the applicable sites may not exceed the costs, which could adversely affect our business.
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
Subject to certain cure, arbitration, or other provisions, in the event of an uncured default under a Sprint Master Lease, Sprint may terminate the Sprint Master Lease as to the applicable sites. If we default under the Sprint Master Leases with respect to more than 20% of the Sprint Sites within any rolling five-year period, Sprint will have the right to terminate the Sprint Master Leases with respect to all Sprint Sites. If Sprint terminates Sprint Master Leases with respect to all of or a significant number of sites, we would lose all of our interests in those sites (which collectively represent approximately 68% of our sites as of December 31, 2016) and our ability to make payments on the 2012 Secured Notes would therefore be seriously impaired.

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
A variety of federal, state, local, and foreign laws and regulations apply to our business. Failure to comply with applicable requirements may lead to civil penalties or require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including federal, state and local tax laws, will not adversely affect our business (including CCIC's REIT status), increase delays or result in additional costs. These factors may have a material adverse effect on us.
CCIC’s failure to remain qualified to be taxed as a REIT would result in its inability to deduct dividends to stockholders when computing its taxable income, which could reduce our available cash or subject us to income taxes.
CCIC operates as a REIT for federal income tax purposes. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is distributed to its stockholders. As a REIT, CCIC may still be subject to certain federal, state, local, and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property, and transfer taxes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations are part of the CCIC REIT. Furthermore, as a result of the deduction for dividends paid, some or all of CCIC's net operating loss carryforwards ("NOLs") related to their REIT may expire without utilization.
While CCIC intends to operate so that it remains qualified as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, the possibility of future changes in circumstances, and the potential impact of future changes to laws and regulations impacting REITs, no assurance can be given by CCIC or us that CCIC will qualify as a REIT for any particular year.
Certain government officials, including members of the U.S. Congress and executive branch, have called for substantial changes to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, that these changes, if enacted, might have on our business. However, it is possible that such changes could adversely affect our business, particularly CCIC's REIT status.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Towers are vertical metal structures generally ranging in height from 50 to 300 feet. Our towers are located on tracts of land that support the towers, equipment shelters and, where applicable, guy-wires to stabilize the structure. As of December 31, 2016, the average number of tenants (defined as a unique license and any related amendments thereto for count purposes) per site is approximately 2.8 on our sites. Substantially all of our towers can accommodate additional tenancy either as currently constructed or with appropriate modifications to the structure.
See "Item 1. Business—Overview" for information regarding our wireless infrastructure portfolio and for a discussion of the location of our towers, including the percentage of our towers in the top 50 and 100 BTAs. See "Item 7. MD&A—General Overview" for information on land interests under our sites as of December 31, 2016.

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
Our equity is not publicly traded. Our only member is GSOP, a wholly-owned indirect subsidiary of CCIC. During 2016, we recorded a net equity contribution from GSOP of amounts due from our affiliates of $228.0 million, comprised of an equity contribution from GSOP of $508.5 million related to the repayment of debt and an equity distribution to GSOP of $280.5 million of amounts due to affiliates. See notes 5 and 6 to our consolidated financial statements. During 2015, we recorded equity distributions to GSOP of amounts due to our affiliates of $231.6 million. See our consolidated financial statements.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, lease, and manage approximately 7,700 sites located across the United States. See "Item 1. Business" for additional information regarding our sites and leases.
Business Fundamentals
The following are certain highlights of our business fundamentals as of and for the year ended December 31, 2016:

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases was approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $3.9 billion of expected future cash inflows.

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

◦
Nearly 90% and more than 50% of our site rental gross margin is derived from sites that we own or control for greater than 10 and 20 years, respectively. The aforementioned include sites that reside on land interests that are owned, including fee interests and perpetual easements, which represent in excess of one-seventh of our site rental gross margin.

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

◦
During September 2016, CCIC issued $700 million aggregate principal amount of 2.250% senior unsecured notes ("September 2016 Senior Notes"). CCIC used a portion of the net proceeds from the September 2016 Senior Notes offering to repay $500 million of our previously outstanding 2.381% secured notes due 2017 ("2.381% Secured Notes"). See notes 5 and 6 to our consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $333.1 million. See "Item 7. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2017.

•
During 2017, we also expect that the impact from tenant leasing will be offset by non-renewals of tenant leases, primarily from our customers' decommissioning of the Acquired Networks, at least in part.

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
Comparison of Consolidated Results
The following is a comparison of our 2016, 2015 and 2014 consolidated results of operations:

	Years Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In thousands of dollars)
Site rental revenues	$611,639	$607,276	$614,085	1%	(1)%

Operating expenses:
Costs of operations(a)(b):	185,713	182,084	180,655	2%	1%
Management fee(b)	45,433	43,709	42,686	4%	2%
Asset write-down charges	4,851	6,021	3,598	*	*
Depreciation, amortization and accretion	209,361	207,825	201,726	1%	3%
Total operating expenses	445,358	439,639	428,665	1%	3%
Operating income (loss)	166,281	167,637	185,420	(1)%	(10)%
Interest expense and amortization of deferred financing costs(b)	(49,515)	(53,223)	(53,223)	(7)%	—%
Gain (loss) on retirement of long-term obligations	(10,273)	—	—	*	*
Other income (expense)	(242)	(244)	208	*	*
Income (loss) before income taxes	106,251	114,170	132,405	*	*
Benefit (provision) for income taxes	668	733	(402)	*	*
Net income (loss)	$106,919	$114,903	$132,003	*	*
____________________

*	Percentage is not meaningful.

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.
Years Ended December 31, 2016 and 2015
Site rental revenues for 2016 increased by approximately $4.4 million, or 1%, from 2015. Site rental revenues were impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewal of tenant leases, escalations and non-renewal of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 7. MD&A—General Overview."
Site rental gross margins remained consistent from 2015 to 2016.
The management fee for 2016 increased by approximately $1.7 million, or 4%, from 2015, but remained approximately 7% of site rental revenues. The management fee is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.
During September 2016, CCIC issued $700 million aggregate principal amount of September 2016 Senior Notes and used a portion of the proceeds to repay all of our previously outstanding 2.381% Secured Notes, which resulted in a loss on retirement of long-term obligations of approximately $10.3 million.
Benefit (provision) for income taxes remained consistent from 2015 to 2016. The effective tax rates for 2016 and 2015 differs from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. See "Item 1A. —Risk Factors" and notes 2 and 8 to our consolidated financial statements.

Net income for 2016 was approximately $106.9 million, compared to net income of approximately $114.9 million for 2015, which was predominately due to the aforementioned loss on retirement of long-term obligations recorded for the repayment of our previously outstanding 2.381% Secured Notes.
Years Ended December 31, 2015 and 2014
Site rental revenues for 2015 decreased by approximately $6.8 million, or 1%, from 2014. This decrease in site rental revenues was predominately due to non-renewals of tenant leases, including those related to Sprint's decommissioning of its legacy iDEN network, of approximately 5% and was partially offset by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewal of tenant leases, and escalations. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 7. MD&A—General Overview."
Site rental gross margins for 2015 decreased by approximately $8.2 million, or 2%, from 2014. The decrease in the site rental gross margins was related to the previously mentioned 1% decrease in site rental revenues.
The management fee for 2015 increased by approximately $1.0 million, or 2%, from 2014, but remained approximately 7% of total net revenues. The management fee is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.
Depreciation, amortization and accretion for 2015 increased by approximately $6.1 million from 2014. This increase predominately resulted from capital expenditures.
Benefit (provision) for income taxes for 2015 was a benefit of approximately $0.7 million compared to a provision of approximately $0.4 million for 2014. The effective tax rate for 2015 differs from the federal statutory rate predominately due to the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations and CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. The effective tax rate for 2014 differs from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. See "Item 1A. —Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Net income for 2015 was approximately $114.9 million, compared to net income of approximately $132.0 million for 2014, which was predominately due to the aforementioned changes in site rental gross margin and depreciation, amortization and accretion discussed above.

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
CCIC operates as a REIT for U.S. federal income tax purposes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes our assets and operations are be part of the CCIC REIT. We expect to continue to pay, minimal cash income taxes as a result of CCIC's REIT status and NOLs. "Item 1A. Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2016:

December 31, 2016
(In thousands of dollars)
Cash and cash equivalents	$19,550
Debt	991,279
Total equity	2,739,245

Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
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
See note 5 to our consolidated financial statements for additional information regarding our debt.
Summary Cash Flows Information

	Years Ended December 31,
	2016	2015	2014
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$333,052	$310,986	$289,117
Investing activities	(53,409)	(85,216)	(89,598)
Financing activities	(280,494)	(231,600)	(204,324)
Net increase (decrease) in cash and cash equivalents	$(851)	$(5,830)	$(4,805)
Operating Activities
The increase in net cash provided by operating activities for 2016 of $22.1 million, or 7%, from 2015 was primarily due to (1) growth in cash revenues, including cash escalations that are subject to straight-line accounting and (2) a net benefit from a year-over-year change in working capital. This year-over-year change in working capital primarily related to changes in deferred revenues and other assets. The increase from 2014 to 2015 was primarily due (1) growth in cash revenues, including escalations that are subject to straight-line accounting and (2) a net benefit from year-over-year changes in working capital. This year-over-year change in working capital primarily related to changes in accounts receivable, deferred revenues and accrued income taxes.
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

•	Sustaining capital expenditures consist of maintenance on our sites that enable our customers' ongoing quiet enjoyment of the site.

A summary of our capital expenditures for the last three years is as follows (in thousands of dollars):

	Years Ended December 31,
	2016	2015	2014
	(In thousands of dollars)
Site improvements (a)	43,721	76,064	82,199
Sustaining	9,688	9,152	7,399
Total	53,409	85,216	89,598

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

Capital expenditures decreased by approximately $31.8 million from 2015 to 2016. This decrease is predominately due to lower amounts of improvements to existing towers.
Financing Activities
The net cash flows used for financing activities during the years ending December 31, 2016, 2015, and 2014 were impacted by our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. In addition, in September 2016, CCIC issued $700 million aggregate principal amount of September 2016 Senior Notes. CCIC used a portion of the net proceeds from the September 2016 Senior Notes offering to repay $500 million of our previously outstanding 2.381% Secured Notes. We recorded an equity contribution related to the debt repayment of our previously outstanding 2.381% Secured Notes for the year ended December 31, 2016. See notes 5 and 6 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2016. These contractual cash obligations relate primarily to our 2012 Secured Notes and lease obligations for land interests under our towers.

	Years Ending December 31,
Contractual Obligations(a)	2017	2018	2019	2020	2021	Thereafter	Totals
	(In thousands of dollars)
Debt	$—	$—	$—	$—	$—	$1,000,000	$1,000,000
Interest payments on debt	38,490	38,490	38,490	38,490	38,490	57,735	250,185
Lease obligations(b)	134,996	136,638	138,064	139,084	138,469	1,732,600	2,419,851
Total contractual obligations	$173,486	$175,128	$176,554	$177,574	$176,959	$2,790,335	$3,670,036

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove wireless infrastructure or remediate the land upon which our wireless infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2016, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $132 million. As of December 31, 2016, the net present value of these asset retirement obligations was approximately $28.5 million.

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

(b)
Amounts relate primarily to lease obligations for the land interests on which our towers resides. The operating lease payments included in the table above include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. As of December 31, 2016, the leases for land interests under our towers had an average remaining life of approximately 24 years, weighted based on site rental gross margin. See note 10 to our consolidated financial statements.

Debt Restrictions
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to our ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, we may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the 2012 Secured Notes indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2016, our Debt to Adjusted Consolidated Cash Flow Ratio was 2.7 to 1, and, as a result, we are currently not restricted in our ability to incur additional indebtedness. Further, we are not restricted in our ability to distribute cash to affiliates or issue dividends to our member and ultimately other subsidiaries of CCIC.

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
Accounting for Long-Lived Assets—Valuation. As of December 31, 2016, our largest assets were our intangible assets, including goodwill and site rental contracts and customer relationships (approximately $1.3 billion and $1.0 billion in net book value, respectively, resulting predominately from the merger of Global Signal with and into a subsidiary of CCIC in 2007), followed by our $1.1 billion in net book value of property and equipment, which predominately consists of sites. Nearly all of our identifiable intangibles relate to the site rental contracts and customer relationships intangible assets. See notes 2 and 4 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
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
Accounting for Long-Lived Assets—Impairment Evaluation—Goodwill. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. Otherwise the two-step goodwill impairment test is not required. We have one reporting unit for goodwill impairment testing. We performed our annual goodwill impairment test as of October 1, 2016, which resulted in no impairments.
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
As of December 31, 2016, we have no interest rate swaps hedging any refinancings. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GS V LLC

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CC Holdings GS V LLC and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies debt issuance costs in 2016.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2017

CC HOLDINGS GS V LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$19,550	$20,401
Receivables, net of allowance of $1,810 and $882, respectively	3,527	3,987
Prepaid expenses	24,051	24,318
Deferred site rental receivables	19,833	10,165
Other current assets	480	1,171
Total current assets	67,441	60,042
Deferred site rental receivables	346,507	350,407
Property and equipment, net	1,088,883	1,135,704
Goodwill	1,338,730	1,338,730
Site rental contracts and customer relationships, net	1,016,200	1,128,422
Other intangible assets, net	21,807	23,932
Long-term prepaid rent and other assets, net	35,490	32,835
Total assets	$3,915,058	$4,070,072

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,387	$2,691
Accrued income taxes	1,340	2,359
Accrued interest	8,126	8,655
Deferred revenues	11,930	12,165
Other accrued liabilities	8,516	7,775
Total current liabilities	33,299	33,645
Debt	991,279	1,487,055
Deferred ground lease payable	102,519	95,837
Above-market leases and other liabilities	48,716	49,187
Total liabilities	1,175,813	1,665,724
Commitments and contingencies (note 9)
Member's equity:
Member's equity	2,739,245	2,327,938
Accumulated earnings (deficit)	—	76,410
Total member's equity	2,739,245	2,404,348
Total liabilities and equity	$3,915,058	$4,070,072

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2016	2015	2014

Site rental revenues	$611,639	$607,276	$614,085

Operating expenses:
Site rental cost of operations—third parties(a)	151,812	150,225	150,407
Site rental cost of operations—related parties(a)	33,901	31,859	30,248
Site rental cost of operations—total(a)	185,713	182,084	180,655
Management fee—related party	45,433	43,709	42,686
Asset write-down charges	4,851	6,021	3,598
Depreciation, amortization, and accretion	209,361	207,825	201,726
Total operating expenses	445,358	439,639	428,665
Operating income (loss)	166,281	167,637	185,420
Interest expense and amortization of deferred financing costs	(49,515)	(53,223)	(53,223)
Gains (losses) on retirement of long-term obligations	(10,273)	—	—
Other income (expense)	(242)	(244)	208
Income (loss) before income taxes	106,251	114,170	132,405
Benefit (provision) for income taxes	668	733	(402)
Net income (loss)	$106,919	$114,903	$132,003

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$106,919	$114,903	$132,003
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	209,361	207,825	201,726
Amortization of deferred financing costs	2,427	2,828	2,828
Asset write-down charges	4,851	6,021	3,598
Gains (losses) on retirement of long-term obligations	10,273	—	—
Changes in assets and liabilities:
Increase (decrease) in accrued interest	(529)	—	—
Increase (decrease) in accounts payable	257	113	147
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	3,678	1,734	(3,336)
Decrease (increase) in receivables	458	1,050	(1,973)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash, and other assets	(4,643)	(23,488)	(45,876)
Net cash provided by (used for) operating activities	333,052	310,986	289,117
Cash flows from investing activities:
Capital expenditures	(53,409)	(85,216)	(89,598)
Net cash provided by (used for) investing activities	(53,409)	(85,216)	(89,598)
Cash flows from financing activities:
Purchases and redemptions of long-term debt	(508,472)	—	—
Equity contribution related to debt repayment	508,472	—	—
Distributions to member	(280,494)	(231,600)	(204,324)
Net cash provided by (used for) financing activities	(280,494)	(231,600)	(204,324)
Net increase (decrease) in cash and cash equivalents	(851)	(5,830)	(4,805)
Cash and cash equivalents at beginning of year	20,401	26,231	31,036
Cash and cash equivalents at end of year	$19,550	$20,401	$26,231

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2013	$2,327,938	$265,428	$2,593,366
Distributions to member (note 6)	—	(204,324)	(204,324)
Net income (loss)	—	132,003	132,003
Balance at December 31, 2014	$2,327,938	$193,107	$2,521,045
Distributions to member (note 6)	—	(231,600)	(231,600)
Net income (loss)	—	114,903	114,903
Balance at December 31, 2015	$2,327,938	$76,410	$2,404,348
Equity contribution related to debt repayment (note 5)	508,472	—	508,472
Distributions to member (note 6)	(97,165)	(183,329)	(280,494)
Net income (loss)	—	106,919	106,919
Balance at December 31, 2016	$2,739,245	$—	$2,739,245

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
The Company is organized specifically to own, lease, and manage approximately 7,700 communications towers and other structures (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms, ("land interests") (collectively, "wireless infrastructure" or "sites") that are geographically dispersed across the United States ("U.S"). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "leases").
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

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $4.9 million, $5.4 million, and $2.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a “step-one impairment test,” is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual goodwill impairment test as of October 1, 2016, which resulted in no impairments.
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
Deferred Financing Costs
Third-party costs incurred to obtain financing are deferred and are included as a direct deduction from the carrying amount of the related debt liability in "debt" on the Company's consolidated balance sheet. See also "Recently Adopted Accounting Pronouncements" below for further discussion.
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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
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

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's consolidated balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's consolidated balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $5.8 million and $5.6 million for the years ended December 31, 2016 and 2015, respectively.
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
Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
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
The Company has one operating segment.
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The guidance requires debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts and premiums. The Company adopted the guidance as of January 1, 2016, and has applied the guidance retrospectively. As a result, the Company reclassified $12.9 million of deferred financing costs from "long-term prepaid rent and other assets, net" to "debt" on the Company's consolidated balance sheet as of December 31, 2015.
Recent Accounting Pronouncements Not Yet Adopted
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
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. CCIC (1) has established a cross functional project plan to assess the impact of the standard, (2) expects this guidance to have a material impact on the Company's consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all leases with a term greater than 12 months, and (3) continues to assess additional impacts to the Company's consolidated financial statements, including the consolidated statement of operations.
In June 2016, the FASB issued new guidance on the recognition and measurement of expected credit losses for certain types of financial instruments, including accounts receivable. The new guidance requires entities to estimate the expected credit loss over the life of certain financial instruments at initial recognition of the financial instrument. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment by removing the second step of the existing goodwill impairment test. As a result of the guidance, goodwill impairment, if any, will be measured during the step-one impairment test as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the guidance does not change the option to complete a qualitative assessment prior to performing a step-one impairment test. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the guidance, including the impact on its consolidated financial statements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2016	2015(b)
Land(a)	—	$73,872	$74,496
Towers	1-20 years	1,827,805	1,772,363
Construction in progress	—	15,876	29,081
Total gross property and equipment		1,917,553	1,875,940
Less accumulated depreciation		(828,670)	(740,236)
Total property and equipment, net		$1,088,883	$1,135,704

(a)	Includes land owned in fee and perpetual easements.

(b)
The above table reflects a revision from the Company’s 2015 Annual Report on Form 10-K relating to the classification of certain construction in process projects. In connection with this revision, the Company reclassified $24.0 million from construction in process to towers.

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $93.5 million, $92.2 million, and $86.2 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases and associated leasehold improvements, which have related gross property and equipment and accumulated depreciation of $1.0 billion and $512.5 million, respectively, as of December 31, 2016.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$2,102,005	$(1,085,805)	$1,016,200	$2,100,708	$(972,286)	$1,128,422
Other intangible assets	51,595	(29,788)	21,807	52,312	(28,380)	23,932
Total	$2,153,600	$(1,115,593)	$1,038,007	$2,153,020	$(1,000,666)	$1,152,354
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2016	2015	2014
Depreciation, amortization and accretion	$113,621	$113,570	$113,570
Site rental costs of operations	1,677	1,788	1,896
Total amortization expense	$115,298	$115,358	$115,466
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2017 to 2021 is as follows:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Estimated annual amortization	$115,255	$115,233	$115,204	$115,168	$115,052
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $1.8 million, $1.9 million and $2.0 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$41,538	$(21,544)	$19,994	$42,743	$(20,536)	$22,207
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2017 to 2021 is as follows:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Estimated annual amortization	$1,730	$1,726	$1,702	$1,673	$1,524

5.	Debt
2012 Secured Notes
On December 24, 2012, CCL and Crown Castle GS III Corp. ("Co-Issuer" and, together with CCL, "Issuers") issued (1) $500.0 million aggregate principal amount of 2.381% senior secured notes due December 2017 ("2.381% Secured Notes") and (2) $1.0 billion aggregate principal amount of 3.849% senior secured notes due April 2023 ("3.849% Secured Notes" and together with the 2.381% Secured Notes, the "2012 Secured Notes"). The 2012 Secured Notes were issued pursuant to an indenture dated as of December 24, 2012 ("Indenture"), by and among the Issuers, the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee ("Trustee"). The Issuers and the Guarantors are indirect wholly-owned subsidiaries of

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

CCIC. The Company used the net proceeds from the issuance of the 2012 Secured Notes to (1) repurchase and redeem a portion of the previously outstanding 7.75% senior secured notes due 2017 ("7.75% Secured Notes") and (2) distribute cash to CCIC to fund the repurchase and redemption of a portion of CCIC's senior notes.
The outstanding balance of the 2012 Secured Notes as of December 31, 2016 and December 31, 2015 was $1.0 billion and $1.5 billion, respectively. See below for discussion related to the repayment of the previously outstanding 2.381% Secured Notes. The stated interest rate of the 2012 Secured Notes as of December 31, 2016 was 3.849% per annum.
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
Debt Restrictions. The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive negative covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2016, the Company's Debt to Adjusted Consolidated Cash Flow Ratio is 2.7 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member and ultimately other subsidiaries of CCIC.
Contractual Maturities
The following are the scheduled contractual maturities of total debt outstanding at December 31, 2016.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total Cash Obligations	Unamortized Deferred Financing Costs	Total Debt Outstanding
Scheduled contractual maturities	$—	$—	$—	$—	$—	$1,000,000	$1,000,000	$(8,721)	991,279

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Previously Outstanding Debt
In September 2016, CCIC issued $700 million aggregate principal amount of 2.250% senior unsecured notes ("September 2016 Senior Notes"). CCIC used a portion of the net proceeds from the September 2016 Senior Notes offering to repay in full the previously outstanding 2.381% Secured Notes. The Company recorded an equity contribution related to the repayment of the previously outstanding 2.381% Secured Notes for the year ended December 31, 2016.
Purchases and Redemptions of Long Term Debt
The following is a summary of the purchases and redemptions of debt during the year ended December 31, 2016.

	Year Ending December 31, 2016
	Principal Amount	Cash Paid(a)	Gains (losses)(b)
2.381% Secured Notes	$500,000	$508,472	$(10,273)

(a)	Exclusive of accrued interest.

(b)	Inclusive of $1.8 million related to the write off of deferred financing costs.
Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Years Ended December 31,
	2016	2015	2014
Interest expense on debt obligations	$47,088	$50,395	$50,395
Amortization of deferred financing costs	2,427	2,828	2,828
Total	$49,515	$53,223	$53,223

6.	Related Party Transactions

As discussed in note 5, the Company and other subsidiaries of CCL entered into a Management Agreement with CCUSA, which replaced a previous management agreement among the same parties. Pursuant to this Management Agreement, CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which is based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage, and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as Manager, CCUSA may make certain modifications to the Company's sites. The management fee charged by CCUSA for the years ended December 31, 2016, 2015, and 2014 totaled $45.4 million, $43.7 million, and $42.7 million, respectively. See note 5.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any agreement and for which no operating results are reflected herein.
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2016, there are approximately 25% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $33.9 million, $31.9 million, and $30.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Also, the Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2016, 2015, and 2014, rent revenue from affiliates totaled $1.0 million, $0.9 million, and $0.6 million, respectively.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

For the year ended December 2016, the Company recorded a net equity contribution of $228.0 million, which was inclusive of (1) an equity contribution from CCIC of $508.5 million related to the repayment of the previously outstanding 2.381% Secured Notes (see note 5) and (2) an equity distribution of $280.5 million, reflecting distributions to its member and ultimately other subsidiaries of CCIC. The Company recorded net equity distributions of $231.6 million and $204.3 million for the years ended December 31, 2015 and 2014, respectively, reflecting net distributions to its member and ultimately other subsidiaries of CCIC. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of December 31, 2016 and 2015, the Company has no material related party assets or liabilities on its consolidated balance sheet.

7.	Fair Values
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities. See also note 2.

	Level in Fair Value Hierarchy	December 31, 2016		December 31, 2015
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$19,550	$19,550	$20,401	$20,401
Liabilities:
Debt	2	991,279	1,013,300	1,487,055	1,486,600

8.	Income Taxes
For both years ended December 31, 2016 and 2015, the Company had benefits for income taxes of $0.7 million, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. For the year ended December 31, 2014, the Company had a provision for income taxes of $0.4 million which consisted of state taxes. The Company's effective tax rate for the years ended December 31, 2016, 2015 and 2014 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2), and the aforementioned impacts described above.
As of December 31, 2016, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $1.0 million.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $2.3 million, $2.1 million, and $2.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, liabilities for retirement obligations amounted to $28.5 million and $26.8 million, respectively, representing the net

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

present value of the estimated expected future cash outlay. As of December 31, 2016, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $132 million. See note 2.

10.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2016. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2016, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Tenant leases	$607,972	$597,197	$584,854	$575,331	$554,305	$985,000	$3,904,659
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2016. The Company is obligated under non-cancelable operating leases for land interests under approximately 90% of its sites. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately 90% and approximately 50% of the Company's site rental gross margins for the year ended December 31, 2016 are derived from towers where the land interest under the tower is owned or leased with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$134,996	$136,638	$138,064	$139,084	$138,469	$1,732,600	$2,419,851
Rental expense from operating leases was $144.6 million, $142.9 million, and $141.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $29.0 million, $28.0 million, and $28.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2016	2015	2014
Sprint	38%	38%	41%
AT&T	20%	21%	20%
T-Mobile	18%	18%	17%
Verizon Wireless	13%	12%	10%
Total	89%	89%	88%

12.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2016, 2015, and 2014.

	For Years Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Interest paid	$47,617	$50,395	$50,395

13.	Guarantor Subsidiaries
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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2016, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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

Item 9B.    Other Information
None.

PART III

Item 14.    Principal Accounting Fees and Services
As an indirect wholly-owned subsidiary of CCIC, our principal accounting fees and services are subject to Crown Castle's Audit Committee pre-approval procedures described in its Proxy Statement. This Proxy Statement can be located at CCIC's Internet site (www.crowncastle.com), under Investors, Proxy Statement. Other than these procedures, the information contained at that Internet site is not incorporated by reference in this filing. During 2016, all services provided by the external auditor were pre-approved by CCIC's Audit Committee in accordance with such policies.
Fees for professional services provided by our auditors include the following:

	2016	2015
Audit fees(a)	$239,000	$231,750
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$239,000	$231,750

(a)	Audit fees principally includes audit and review of financial statements and subsidiary audits, and consents.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 17.
(a)(2) Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts.
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

Item 16.    Form 10-K Summary
N/A

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2017.

CC HOLDINGS GS V LLC

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President, Chief Financial Officer

(Principal Financial Officer)

By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Kenneth J. Simon and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2016 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 22nd day of February, 2017.

Name	Title

/s/ JAY A. BROWN	President, Chief Executive Officer and Director
Jay A. Brown	(Principal Executive Officer)

/s/ DANIEL K. SCHLANGER	Senior Vice President, Chief Financial Officer
Daniel K. Schlanger	and Director (Principal Financial Officer)

/s/ KENNETH J. SIMON	Senior Vice President, General Counsel and Director
Kenneth J. Simon

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

CC HOLDINGS GS V LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands of dollars)

		Additions	Deletions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2016	$882	$1,697	$—	$(769)	$1,810
2015	$1,099	$284	$—	$(501)	$882
2014	$1,376	$295	$—	$(572)	$1,099

CC HOLDINGS GS V LLC
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2016 and 2015
(In thousands of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period		Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
7,637 sites(1)	$991,279	(2)	(3)	(3)	$1,917,553	(4)	$(828,670)	Various	Various	Up to 20 years

(1)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)	As of December 31, 2016, all of the Company's debt is secured by a pledge of the equity interests in each applicable Guarantor.

(3)	The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

(4)	Does not include those sites under construction.

	2016	2015
Gross amount at beginning	$1,875,940	$1,800,836
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions	—	—
Wireless infrastructure construction and improvements	43,721	76,064
Purchase of land interests		—
Sustaining capital expenditures	9,688	9,152
Other	—	—
Total additions	53,409	85,216
Deductions during period:
Cost of real estate sold or disposed	(11,796)	(10,112)
Other	—	—
Total deductions:	(11,796)	(10,112)
Balance at end	$1,917,553	$1,875,940

	2016	2015
Gross amount of accumulated depreciation at beginning	$(740,236)	$(652,947)
Additions during period:
Depreciation	(93,455)	(92,165)
Total additions	(93,455)	(92,165)
Deductions during period:
Amount for assets sold or disposed	5,021	4,876
Other	—	—
Total deductions	5,021	4,876
Balance at end	$(828,670)	$(740,236)

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
Years Ended December 31, 2016, 2015 and 2014
Global Signal Acquisitions II LLC
Global Signal Acquisitions II LLC Financial Statements
Years Ended December 31, 2016, 2015 and 2014
Pinnacle Towers LLC
Pinnacle Towers LLC Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

GLOBAL SIGNAL ACQUISITIONS LLC

Financial Statements

December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GS V LLC

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in member's equity present fairly, in all material respects, the financial position of Global Signal Acquisitions LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2017

GLOBAL SIGNAL ACQUISITIONS LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2016	2015
ASSETS
Current assets:
Receivables, net of allowance of $74 and $37, respectively	$254	$229
Prepaid expenses	386	397
Deferred site rental receivables	973	469
Other current assets	27	27
Total current assets	1,640	1,122
Deferred site rental receivables	19,017	18,813
Property and equipment, net	65,079	67,179
Goodwill	68,841	68,841
Site rental contracts and customer relationships, net	53,209	58,782
Other intangible assets, net	3,098	3,222
Long-term prepaid rent and other assets, net	1,508	1,506
Total assets	$212,392	$219,465

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$129	$14
Accrued income taxes	47	96
Deferred revenues	579	532
Other accrued liabilities	343	404
Total current liabilities	1,098	1,046
Deferred ground lease payable	3,167	3,080
Above-market leases and other liabilities	2,773	2,749
Total liabilities	7,038	6,875
Commitments and contingencies (note 8)
Member's equity:
Member's equity	204,889	204,889
Accumulated earnings (deficit)	465	7,701
Total member's equity	205,354	212,590
Total liabilities and equity	$212,392	$219,465

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2016	2015	2014

Site rental revenues—third parties	$28,497	$27,875	$28,100
Site rental revenues—related parties	2,322	2,319	2,290
Site rental revenues—total	30,819	30,194	30,390

Operating expenses:
Site rental cost of operations—third parties(a)	5,454	5,192	5,250
Site rental cost of operations—related parties(a)	901	861	743
Site rental cost of operations—total(a)	6,355	6,053	5,993
Management fee—related party	2,258	2,115	2,056
Asset write-down charges	110	369	—
Depreciation, amortization, and accretion	10,277	10,132	9,683
Total operating expenses	19,000	18,669	17,732
Operating income (loss)	11,819	11,525	12,658
Other income (expense)	(5)	10	9
Income (loss) before income taxes	11,814	11,535	12,667
Benefit (provision) for income taxes	44	34	(6)
Net income (loss)	$11,858	$11,569	$12,661

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$11,858	$11,569	$12,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	10,277	10,132	9,683
Asset write-down charges	110	369	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable	139	(117)	22
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	(82)	(631)	(39)
Decrease (increase) in receivables	(25)	63	(171)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(677)	(1,839)	(3,137)
Net cash provided by (used for) operating activities	21,600	19,546	19,019
Cash flows from investing activities:
Capital expenditures	(2,506)	(4,655)	(3,905)
Net cash provided by (used for) investing activities	(2,506)	(4,655)	(3,905)
Cash flows from financing activities:
Distributions to member	(19,094)	(14,891)	(15,114)
Net cash provided by (used for) financing activities	(19,094)	(14,891)	(15,114)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2013	$204,889	$13,476	$218,365
Distributions to member (note 6)	—	(15,114)	(15,114)
Net income (loss)	—	12,661	12,661
Balance at December 31, 2014	$204,889	$11,023	$215,912
Distributions to member (note 6)		(14,891)	(14,891)
Net income (loss)	—	11,569	11,569
Balance at December 31, 2015	$204,889	$7,701	$212,590
Distributions to member (note 6)	—	(19,094)	(19,094)
Net income (loss)	—	11,858	11,858
Balance at December 31, 2016	$204,889	$465	$205,354

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
The Company is organized specifically to own, lease and manage communications towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms, ("land interests") (collectively, "wireless infrastructure" or "sites") that are geographically dispersed across the United States ("U.S."). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "leases"). Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
CCIC operates as a real estate investment trust ("REIT") for U.S. federal income tax purposes. For U.S. federal income tax purposes, the Company's assets and operations are part of the CCIC REIT. See notes 2 and 7.
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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of wireless infrastructure is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals or improvements are capitalized, while maintenance and repairs are expensed. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual test of goodwill as of October 1, 2016, which resulted in no impairments.
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

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
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
The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's balance sheet and was $0.3 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively.
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

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
Reporting Segments
The Company has one operating segment.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2016 had a material impact on the Company's financial statements.
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
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. CCIC (1) has established a cross functional project plan to assess the impact of the standard, (2) expects this guidance to have a material impact on the Company's consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all leases with a term greater than 12 months, and (3) continues to assess additional impacts to the Company's consolidated financial statements, including the consolidated statement of operations.
In June 2016, the FASB issued new guidance on the recognition and measurement of expected credit losses for certain types of financial instruments, including accounts receivable. The new guidance requires entities to estimate the expected credit loss over the life of certain financial instruments at initial recognition of the financial instrument. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its financial statements.
In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment by removing the second step of the existing goodwill impairment test. As a result of the guidance, goodwill impairment, if any, will be measured during the step-one impairment test as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the guidance does not change the option to complete a qualitative assessment prior to performing a step-one impairment test. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the guidance, including the impact on its consolidated financial statements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2016	2015(b)
Land(a)	—	$15,401	$15,447
Towers	1-20 years	87,616	84,290
Construction in progress	—	326	1,320
Total gross property and equipment		103,343	101,057
Less accumulated depreciation		(38,264)	(33,878)
Total property and equipment, net		$65,079	$67,179

(a)	Includes land owned in fee and perpetual easements.

(b)
The above table reflects a revision from the Company’s 2015 audited financial statements relating to the classification of certain construction in process projects. In connection with this revision, the Company reclassified $1.8 million from construction in process to towers.

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $4.5 million, $4.3 million, and $3.9 million, respectively.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$108,020	$(54,811)	$53,209	$108,021	$(49,239)	$58,782
Other intangible assets	4,350	(1,252)	3,098	4,349	(1,127)	3,222
Total	$112,370	$(56,063)	$56,307	$112,370	$(50,366)	$62,004
Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2016	2015	2014
Depreciation, amortization and accretion	$5,674	$5,674	$5,675
Site rental costs of operations	22	22	22
Total amortization expense	$5,696	$5,696	$5,697
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2017 to 2021 is as follows:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Estimated annual amortization	$5,696	$5,687	$5,687	$5,687	$5,687
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $0.1 million, $0.1 million and $0.1 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$2,303	$(1,199)	$1,104	$2,303	$(1,092)	$1,211
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2017 to 2021 is as follows:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Estimated annual amortization	$106	$106	$106	$106	$84

5.	Debt
In December 2012, CCL and Crown Castle GS III Corp. (a subsidiary of CCL) issued $1.5 billion aggregate principal amount of senior secured notes ("2012 Secured Notes"), which are guaranteed by certain subsidiaries of CCL, including the Company. In addition, the 2012 Secured Notes are secured on a first-priority basis by certain subsidiaries of CCL, including a pledge of the equity interests of the Company. In September 2016, CCIC issued $700 million aggregate principal amount of 2.250% senior unsecured notes. CCIC used a portion of the net proceeds to repay $500 million of the 2012 Secured Notes.
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2016, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 2.7 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member and ultimately other subsidiaries of CCIC.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement ("Management Agreement") with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage, and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2016, 2015, and 2014 totaled $2.3 million, $2.1 million, and $2.1 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2016, there are approximately 10% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $0.9 million, $0.9 million, and $0.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2016, 2015, and 2014, rent revenue from affiliates totaled $2.3 million, $2.3 million, and $2.3 million, respectively. As of December 31, 2016, nearly 30% of the Company's sites consist of land interests under towers owned by affiliates.
The Company recorded net equity distributions of $19.1 million, $14.9 million, and $15.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, reflecting net distributions to its member and ultimately other subsidiaries of CCIC. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company, CCL. As of December 31, 2016 and 2015, the Company has no material related party assets or liabilities on its consolidated balance sheet.

7.	Income Taxes
For the years ended December 31, 2016 and 2015, the Company had benefits for income taxes which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. For the year ended December 31, 2014, the provision for income taxes relates to state taxes. The Company's effective tax rate for the years ending December 31, 2016, 2015 and 2014 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2), and the aforementioned impacts described above.
As of December 31, 2016, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.1 million.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, liabilities for retirement obligations amounted to $1.7 million and $1.5 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2016, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $18 million. See note 2.

9.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2016. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

option through the current term. As of December 31, 2016, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately seven years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Tenant leases	$30,451	$30,673	$30,449	$30,524	$29,701	$76,136	$227,934
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2016. The Company is obligated under non-cancelable operating leases for land interests under approximately 85% of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately 95% and approximately 70% of the Company's site rental gross margin for the year ended December 31, 2016 are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$4,756	$4,908	$5,025	$5,045	$4,940	$69,021	$93,695
Rental expense from operating leases was $4.9 million, $4.8 million, and $4.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $1.1 million, $1.1 million, and $1.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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
Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2016	2015	2014
T-Mobile	30%	30%	29%
AT&T	24%	26%	25%
Sprint	16%	16%	19%
Verizon Wireless	13%	12%	11%
Total	83%	84%	84%

GLOBAL SIGNAL ACQUISITIONS II LLC

Financial Statements

December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GS V LLC

In our opinion, the accompanying balance sheets and the related statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of Global Signal Acquisitions II LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2017

GLOBAL SIGNAL ACQUISITIONS II LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$19,550	$20,401
Receivables, net of allowance of $609 and $362, respectively	653	41
Prepaid expenses	21,583	21,642
Deferred site rental receivables	14,155	7,593
Other current assets	136	606
Total current assets	56,077	50,283
Deferred site rental receivables	248,324	251,980
Property and equipment, net	667,020	703,205
Goodwill	642,545	642,545
Site rental contracts and customer relationships, net	476,738	534,102
Other intangible assets, net	16,049	17,770
Long-term prepaid rent and other assets, net	27,294	25,249
Total assets	$2,134,047	$2,225,134

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,430	$1,042
Accrued income taxes	1,040	1,722
Deferred revenues	7,072	6,930
Other accrued liabilities	5,058	4,557
Total current liabilities	14,600	14,251
Deferred ground lease payable	91,787	85,242
Above-market leases and other liabilities	35,486	36,159
Total liabilities	141,873	135,652
Commitments and contingencies (note 8)
Member's equity:
Member's equity	1,992,174	2,083,747
Accumulated earnings (deficit)	—	5,735
Total member's equity	1,992,174	2,089,482
Total liabilities and equity	$2,134,047	$2,225,134

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2016	2015	2014

Site rental revenues	$409,102	$410,057	$414,149

Operating expenses:
Site rental cost of operations—third parties(a)	109,227	108,082	107,522
Site rental cost of operations—related parties(a)	31,080	29,323	28,035
Site rental cost of operations—total(a)	140,307	137,405	135,557
Management fee—related party	30,459	29,543	28,706
Asset write-down charges	2,072	2,323	1,309
Depreciation, amortization, and accretion	122,444	121,237	117,214
Total operating expenses	295,282	290,508	282,786
Operating income (loss)	113,820	119,549	131,363
Other income (expense)	(137)	(364)	167
Income (loss) before income taxes	113,683	119,185	131,530
Benefit (provision) for income taxes	405	767	(320)
Net income (loss)	$114,088	$119,952	$131,210

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$114,088	$119,952	$131,210
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	122,444	121,237	117,214
Asset write-down charges	2,072	2,323	1,309
Changes in assets and liabilities:
Increase (decrease) in accounts payable	330	246	(102)
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	4,322	4,609	(2,463)
Decrease (increase) in receivables	(612)	1,187	(1,188)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, restricted cash, and other assets	(2,735)	(15,445)	(32,182)
Net cash provided by (used for) operating activities	239,909	234,109	213,798
Cash flows from investing activities:
Capital expenditures	(29,364)	(54,163)	(62,021)
Net cash provided by (used for) investing activities	(29,364)	(54,163)	(62,021)
Cash flows from financing activities:
Distributions to member	(211,396)	(185,776)	(156,582)
Net cash provided by (used for) financing activities	(211,396)	(185,776)	(156,582)
Net increase (decrease) in cash and cash equivalents	(851)	(5,830)	(4,805)
Cash and cash equivalents at beginning of year	20,401	26,231	31,036
Cash and cash equivalents at end of year	$19,550	$20,401	$26,231

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2013	$2,083,747	$96,931	$2,180,678
Distributions to member (note 6)	—	(156,582)	(156,582)
Net income (loss)	—	131,210	131,210
Balance at December 31, 2014	$2,083,747	$71,559	$2,155,306
Distributions to member (note 6)	—	(185,776)	(185,776)
Net income (loss)	—	119,952	119,952
Balance at December 31, 2015	$2,083,747	$5,735	$2,089,482
Distributions to member (note 6)	(91,573)	(119,823)	(211,396)
Net income (loss)	—	114,088	114,088
Balance at December 31, 2016	$1,992,174	$—	$1,992,174

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
The Company is organized specifically to own, lease, and manage communications towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms, ("land interests") (collectively, "wireless infrastructure" or "sites") that are geographically dispersed across the United States ("U.S."). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "leases").
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
CCIC operates as a real estate investment trust ("REIT") for U.S. federal income tax purposes. For U.S. federal income tax purposes, the Company's assets and operations are part of the CCIC REIT. See notes 2 and 7.
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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's statement of operations and were $1.9 million, $1.7 million, and $0.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual goodwill impairment test as of October 1, 2016, which resulted in no impairments.
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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
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
The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's balance sheet and was $3.5 million and $3.6 million for the years ended December 31, 2016 and 2015, respectively.

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
Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
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
The Company has one operating segment.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2016 had a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. CCIC (1) has established a cross functional project plan to assess the impact of the standard, (2)

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

expects this guidance to have a material impact on the Company's consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all leases with a term greater than 12 months, and (3) continues to assess additional impacts to the Company's consolidated financial statements, including the consolidated statement of operations.
In June 2016, the FASB issued new guidance on the recognition and measurement of expected credit losses for certain types of financial instruments, including accounts receivable. The new guidance requires entities to estimate the expected credit loss over the life of certain financial instruments at initial recognition of the financial instrument. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its financial statements.
In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment by removing the second step of the existing goodwill impairment test. As a result of the guidance, goodwill impairment, if any, will be measured during the step-one impairment test as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the guidance does not change the option to complete a qualitative assessment prior to performing a step-one impairment test. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the guidance, including the impact on its consolidated financial statements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2016	2015(b)
Land(a)	—	$1,620	$1,733
Towers	1-20 years	1,221,322	1,189,695
Construction in progress	—	7,632	14,188
Total gross property and equipment		1,230,574	1,205,616
Less accumulated depreciation		(563,554)	(502,411)
Total property and equipment, net		$667,020	$703,205

(a)	Includes land owned in fee and perpetual easements.

(b)
The above table reflects a revision from the Company’s 2015 audited financial statements relating to the classification of certain construction in process projects. In connection with this revision, the Company reclassified $15.7 million from construction in process to towers.

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $63.4 million, $62.3 million, and $58.4 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases with Sprint, which have related gross property and equipment and accumulated depreciation of $1.0 billion and $512.5 million, respectively, as of December 31, 2016.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$1,008,243	$(531,505)	$476,738	$1,008,243	$(474,141)	$534,102
Other intangible assets	32,337	(16,288)	16,049	33,024	(15,254)	17,770
Total	$1,040,580	$(547,793)	$492,787	$1,041,267	$(489,395)	$551,872
Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2016	2015	2014
Depreciation, amortization and accretion	$57,364	$57,364	$57,363
Site rental costs of operations	1,375	1,456	1,552
Total amortization expense	$58,739	$58,820	$58,915
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2017 to 2021 is as follows:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Estimated annual amortization	$58,697	$58,697	$58,697	$58,692	$58,594
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $1.4 million, $1.4 million and $1.5 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$31,180	$(16,337)	$14,843	$32,080	$(15,508)	$16,572
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2017 to 2021 is as follows:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Estimated annual amortization	$1,305	$1,301	$1,292	$1,271	$1,150

5.	Debt
In December 2012, CCL and Crown Castle GS III Corp. (a subsidiary of CCL) issued $1.5 billion aggregate principal amount of senior secured notes ("2012 Secured Notes"), which are guaranteed by certain subsidiaries of CCL, including the Company. In addition, the 2012 Secured Notes are secured on a first-priority basis by a pledge of the equity interests of certain subsidiaries of CCL, including a pledge of the equity interests of the the Company. In September 2016, CCIC issued $700 million aggregate principal amount of 2.250% senior unsecured notes. CCIC used a portion of the net proceeds to repay $500 million of the 2012 Secured Notes.
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land, or other property up to an aggregate of $100.0 million, and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2016, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 2.7 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member and ultimately other subsidiaries of CCIC.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement (“Management Agreement”) with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company's reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2016, 2015, and 2014 totaled $30.5 million, $29.5 million, and $28.7 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2016, there are approximately 30% of the Company's sites where the land under the tower is owned by an affiliate. The Company pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. Rent expense to affiliates totaled $31.1 million, $29.3 million, and $28.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company recorded net equity distributions of $211.4 million, $185.8 million and $156.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, reflecting net distributions to its member and ultimately other subsidiaries of CCIC. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company, CCL. As of December 31, 2016 and 2015, the Company has no material related party assets or liabilities on its consolidated balance sheet.

7.	Income Taxes
For the years ended December 31, 2016 and 2015, the Company had benefits for income taxes of $0.4 million and $0.8 million, respectively, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. For the year ended December 31, 2014, the provision for income taxes of $0.3 million consists of state taxes. The Company's effective tax rate for the years ending December 31, 2016, 2015 and 2014 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2), and the aforementioned impacts described above.
As of December 31, 2016, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.8 million.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $1.7 million, $1.5 million, and $1.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, liabilities for retirement obligations amounted to $20.6 million and $19.6 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2016, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $47 million. See note 2.

9.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2016. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2016, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Tenant leases	$414,120	$415,704	$410,015	$407,824	$398,460	$673,945	$2,720,068
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2016. The Company is obligated under non-cancelable operating leases for land interests under nearly all of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately 80% and approximately 45% of the Company's site rental gross margins for the year ended December 31, 2016, are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$108,263	$109,827	$111,306	$112,757	$112,858	$1,402,176	$1,957,187

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Rental expense from operating leases was $116.0 million, $114.0 million, and $112.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $18.6 million, $17.4 million, and $18.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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
Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2016	2015	2014
Sprint	48%	48%	50%
AT&T	20%	20%	20%
T-Mobile	18%	17%	17%
Verizon Wireless	12%	11%	10%
Total	98%	96%	97%

PINNACLE TOWERS LLC

Consolidated Financial Statements

December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GS V LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in member’s equity present fairly, in all material respects, the financial position of Pinnacle Towers LLC and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2017

PINNACLE TOWERS LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2016	2015
ASSETS
Current assets:
Receivables, net of allowance of $1,127 and $483, respectively	$2,619	$3,718
Prepaid expenses	2,081	2,278
Deferred site rental receivables	4,705	2,103
Other current assets	317	537
Total current assets	9,722	8,636
Deferred site rental receivables	79,166	79,614
Property and equipment, net	356,784	365,319
Goodwill	627,345	627,345
Site rental contracts and customer relationships, net	486,252	535,538
Other intangible assets, net	2,661	2,940
Long-term prepaid rent and other assets, net	6,688	6,080
Total assets	$1,568,618	$1,625,472

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,832	$1,630
Accrued income taxes	254	542
Deferred revenues	4,279	4,703
Other accrued liabilities	2,796	2,447
Total current liabilities	9,161	9,322
Deferred ground lease payable	7,565	7,515
Above-market leases and other liabilities	10,458	10,280
Total liabilities	27,184	27,117
Commitments and contingencies (note 8)
Member's equity:
Member's equity	1,540,422	1,540,422
Accumulated earnings (deficit)	1,012	57,933
Total member's equity	1,541,434	1,598,355
Total liabilities and equity	$1,568,618	$1,625,472

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2016	2015	2014

Site rental revenues	$173,896	$169,200	$171,681

Operating expenses:
Site rental cost of operations—third parties(a)	37,129	36,914	37,577
Site rental cost of operations—related parties(a)	4,100	3,885	3,663
Site rental cost of operations—total(a)	41,229	40,799	41,240
Management fee—related party	12,880	12,213	12,083
Asset write-down charges	2,669	3,329	2,286
Depreciation, amortization, and accretion	76,640	76,457	74,831
Total operating expenses	133,418	132,798	130,440
Operating income (loss)	40,478	36,402	41,241
Other income (expense)	(93)	109	31
Income (loss) before income taxes	40,385	36,511	41,272
Benefit (provision) for income taxes	219	(68)	(76)
Net income (loss)	$40,604	$36,443	$41,196

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$40,604	$36,443	$41,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	76,640	76,457	74,831
Asset write-down charges	2,669	3,329	2,286
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(205)	(21)	227
Increase (decrease) in deferred revenues, deferred ground lease payable, and other liabilities	(389)	(2,209)	(3,296)
Decrease (increase) in receivables	1,082	(201)	(614)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(1,667)	(6,225)	(10,557)
Net cash provided by (used for) operating activities	118,734	107,573	104,073
Cash flows from investing activities:
Capital expenditures	(21,209)	(26,371)	(23,670)
Net cash provided by (used for) investing activities	(21,209)	(26,371)	(23,670)
Cash flows from financing activities:
Distributions to member	(97,525)	(81,202)	(80,403)
Net cash provided by (used for) financing activities	(97,525)	(81,202)	(80,403)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2013	$1,540,422	$141,899	$1,682,321
Distributions to member (note 6)	—	(80,403)	(80,403)
Net income (loss)	—	41,196	41,196
Balance at December 31, 2014	$1,540,422	$102,692	$1,643,114
Distributions to member (note 6)	—	(81,202)	(81,202)
Net income (loss)	—	36,443	36,443
Balance at December 31, 2015	$1,540,422	$57,933	$1,598,355
Distributions to member (note 6)	—	(97,525)	(97,525)
Net income (loss)	—	40,604	40,604
Balance at December 31, 2016	$1,540,422	$1,012	$1,541,434

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
The Company is organized specifically to own, lease and manage communications towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms, ("land interests") (collectively, "wireless infrastructure" or "sites") that are geographically dispersed across the United States ("U.S.") The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "leases"). Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
CCIC operates as a real estate investment trust ("REIT") for U.S. federal income tax purposes. For U.S. federal income tax purposes, the Company's assets and operations are part of the CCIC REIT. See notes 2 and 7.
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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.

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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $2.9 million, $3.3 million, and $2.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual test of goodwill as of October 1, 2016, which resulted in no impairments.
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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
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
The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's consolidated balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's consolidated balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $2.0 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively.

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
Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) certain state, local, or foreign income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
Reporting Segments
The Company has one operating segment.
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the year ended December 31, 2016 had a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. CCIC (1) has established a cross functional project plan to assess the impact of the standard, (2) expects this guidance to have a material impact on the Company's consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all leases with a term greater than 12 months, and (3) continues to assess additional impacts to the Company's consolidated financial statements, including the consolidated statement of operations.
In June 2016, the FASB issued new guidance on the recognition and measurement of expected credit losses for certain types of financial instruments, including accounts receivable. The new guidance requires entities to estimate the expected credit loss over the life of certain financial instruments at initial recognition of the financial instrument. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment by removing the second step of the existing goodwill impairment test. As a result of the guidance, goodwill impairment, if any, will be measured during

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

the step-one impairment test as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the guidance does not change the option to complete a qualitative assessment prior to performing a step-one impairment test. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the guidance, including the impact on its consolidated financial statements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2016	2015(b)
Land(a)	—	$56,851	$57,317
Towers	1-20 years	518,868	498,376
Construction in progress	—	7,917	13,573
Total gross property and equipment		583,636	569,266
Less accumulated depreciation		(226,852)	(203,947)
Total property and equipment, net		$356,784	$365,319

(a)	Includes land owned in fee and perpetual easements.

(b)
The above table reflects a revision from the Company’s 2015 audited consolidated financial statements relating to the classification of certain construction in process projects. In connection with this revision, the Company reclassified $6.5 million from construction in process to towers.

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $25.6 million, $25.5 million, and $23.9 million, respectively.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$985,741	$(499,489)	$486,252	$984,444	$(448,906)	$535,538
Other intangible assets	6,510	(3,849)	2,661	6,539	(3,599)	2,940
Total	$992,251	$(503,338)	$488,913	$990,983	$(452,505)	$538,478
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2016	2015	2014
Depreciation, amortization and accretion	$50,583	$50,532	$50,532
Site rental costs of operations	279	299	322
Total amortization expense	$50,862	$50,831	$50,854
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental costs of operations") for the years ended December 31, 2017 to 2021 is as follows:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Estimated annual amortization	$50,861	$50,849	$50,821	$50,789	$50,772

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $0.3 million, $0.4 million and $0.4 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	December 31, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$8,056	$(4,009)	$4,047	$8,360	$(3,935)	$4,425
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ended December 31, 2017 to 2021 is as follows:

	Years Ending December 31,
	2017	2018	2019	2020	2021
Estimated annual amortization	$318	$318	$304	$295	$290

5.	Debt
In December 2012, CCL and Crown Castle GS III Corp. (a subsidiary of CCL) issued $1.5 billion aggregate principal amount of senior secured notes ("2012 Secured Notes"), which are guaranteed by certain subsidiaries of CCL, including the Company. In addition, the 2012 Secured Notes are secured on a first priority basis by certain subsidiaries of CCL, including a pledge of the equity interests of the Company. In September 2016, CCIC issued $700 million aggregate principal amount of 2.250% senior unsecured notes. CCIC used a portion of the net proceeds to repay $500 million of the 2012 Secured Notes.
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land, or other property up to an aggregate of $100.0 million, and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2016, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 2.7 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member and ultimately other subsidiaries of CCIC.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement ("Management Agreement") with CCUSA which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2016, 2015, and 2014 totaled $12.9 million, $12.2 million, and $12.1 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2016, there are approximately 10% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $4.1 million, $3.9 million, and $3.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2016, 2015, and 2014, rent revenue from affiliates totaled $0.8 million, $0.7 million, and $0.5 million, respectively.
The Company recorded net equity distributions of $97.5 million, $81.2 million, and $80.4 million for the years ended December 31, 2016, 2015, and 2014, respectively, reflecting net distributions to its member and ultimately other subsidiaries of CCIC. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes. As of December 31, 2016 and 2015, the Company has no material related party assets or liabilities on its consolidated balance sheet.

7.	Income Taxes
For the year ended December 31, 2016, the Company had a benefit for income taxes of $0.2 million, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations. For the years ended December 31, 2015, and 2014, the Company had provisions for income taxes of $0.1 million and $0.1 million, respectively, which consisted of state taxes. The Company's effective tax rate for the years ending December 31, 2016, 2015 and 2014 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2), and the aforementioned impacts described above.
As of December 31, 2016, the total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $0.2 million.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon lease or easement termination to remove wireless infrastructure or remediate the land upon which its wireless infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.5 million, $0.4 million, and $0.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, liabilities for retirement obligations amounted to $6.2 million and $5.7 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2016, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $67 million. See note 2.

9.	Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2016. Generally, the Company's leases with its tenants provide for (1) annual

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2016, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately five years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Tenant leases	$165,579	$152,998	$146,568	$139,161	$128,322	$256,703	$989,331
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2016. The Company is obligated under non-cancelable operating leases for land interests under approximately 65% of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. Approximately 95% and approximately 70% of the Company's site rental gross margin for the year ended December 31, 2016, are derived from towers where the land interest under the tower is owned or leased by the Company with final expiration dates of greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$24,155	$24,081	$23,910	$23,460	$22,849	$283,185	$401,640
Rental expense from operating leases was $25.8 million, $26.3 million, and $26.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $9.3 million, $9.6 million, and $9.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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
Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2016	2015	2014
AT&T	20%	21%	21%
Sprint	17%	17%	20%
T-Mobile	16%	16%	15%
Verizon Wireless	13%	13%	12%
Total	66%	67%	68%

Exhibit Index

Exhibit No.		Description

(a)	3.1	Certificate of Formation, as amended, of CC Holdings GS V LLC

(a)	3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC

(b)	4.1
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