Form 10-Q
period 2017-03-31
CC Holdings GS V LLC
filed 2017-05-04
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 31, 2017, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
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
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("2016 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,756	$19,550
Receivables, net	1,852	3,527
Prepaid expenses	21,354	24,051
Deferred site rental receivables and other current assets	22,974	20,313
Total current assets	68,936	67,441
Deferred site rental receivables	342,758	346,507
Property and equipment, net of accumulated depreciation of $851,344 and $828,670, respectively	1,076,224	1,088,883
Goodwill	1,338,730	1,338,730
Other intangible assets, net	1,009,117	1,038,007
Long-term prepaid rent and other assets, net	36,216	35,490
Total assets	$3,871,981	$3,915,058

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$15,408	$13,243
Accrued interest	17,748	8,126
Deferred revenues	10,994	11,930
Total current liabilities	44,150	33,299
Debt	991,625	991,279
Deferred ground lease payable	104,560	102,519
Above-market leases and other liabilities	48,906	48,716
Total liabilities	1,189,241	1,175,813
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,682,740	2,739,245
Accumulated earnings (deficit)	—	—
Total member's equity	2,682,740	2,739,245
Total liabilities and equity	$3,871,981	$3,915,058

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2017	2016

Site rental revenues	$153,081	$154,074

Operating expenses:
Site rental cost of operations—third parties(a)	37,813	36,578
Site rental cost of operations—related parties(a)	8,940	8,247
Site rental cost of operations—total(a)	46,753	44,825
Management fee—related party	11,607	11,268
Asset write-down charges	—	883
Depreciation, amortization and accretion	52,629	52,358
Total operating expenses	110,989	109,334
Operating income (loss)	42,092	44,740
Interest expense and amortization of deferred financing costs	(9,969)	(13,306)
Other income (expense)	1,031	(7)
Income (loss) before income taxes	33,154	31,427
Benefit (provision) for income taxes	(88)	(86)
Net income (loss)	$33,066	$31,341

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$33,066	$31,341
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	52,629	52,358
Amortization of deferred financing costs	346	707
Asset write-down charges	—	883
Changes in assets and liabilities:
Increase (decrease) in accrued interest	9,622	12,599
Increase (decrease) in accounts payable	(868)	(812)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	4,279	3,213
Decrease (increase) in receivables	1,675	(198)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	4,214	(4,157)
Net cash provided by (used for) operating activities	104,963	95,934
Cash flows from investing activities:
Capital expenditures	(12,186)	(13,214)
Net cash provided by (used for) investing activities	(12,186)	(13,214)
Cash flows from financing activities:
Distributions to member	(89,571)	(64,889)
Net cash provided by (used for) financing activities	(89,571)	(64,889)
Net increase (decrease) in cash and cash equivalents	3,206	17,831
Cash and cash equivalents at beginning of period	19,550	20,401
Cash and cash equivalents at end of period	$22,756	$38,232

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2017	$2,739,245	$—	$2,739,245
Distributions to member (note 4)	(56,505)	(33,066)	(89,571)
Net income (loss)	—	33,066	33,066
Balance, March 31, 2017	$2,682,740	$—	$2,682,740

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2016	$2,327,938	$76,410	$2,404,348
Distributions to member (note 4)	—	(64,889)	(64,889)
Net income (loss)	—	31,341	31,341
Balance, March 31, 2016	$2,327,938	$42,862	$2,370,800

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
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2016, and related notes thereto, included in the 2016 Form 10-K filed by the Company with the SEC.
The Company is organized specifically to own, lease and manage sites that are geographically dispersed across the United States ("U.S."). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements. Management services related to the Company's sites are performed by Crown Castle USA, Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement, as the Company has no employees.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of March 31, 2017, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2017 and 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2016 Form 10-K.
Recently Adopted Accounting Pronouncements
No new accounting pronouncements were adopted during the three months ended March 31, 2017.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted during the three months ended March 31, 2017 are expected to have a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

3.	Debt
The outstanding balance of the 2012 Secured Notes as of both March 31, 2017 and December 31, 2016 was $1.0 billion comprised of 3.849% secured notes ("3.849% Secured Notes) due April 2023. The 2012 Secured Notes originally consisted of (1) the previously outstanding $500 million aggregate principal amount of 2.381% secured notes ("2.381% Secured Notes") due December 2017 and (2) $1.0 billion aggregate principal amount of 3.849% Secured Notes due April 2023. In September 2016, CCIC repaid in full the previously outstanding 2.381% Secured Notes.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2017	2016
Interest expense on debt obligations	$9,623	$12,599
Amortization of deferred financing costs	346	707
Total	$9,969	$13,306

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to an affiliate acquiring rights to such land. As of March 31, 2017, there was approximately 27% of the Company's sites where the land under the tower is controlled by an affiliate. Also, the Company receives rent revenue from affiliates for land controlled by the Company that affiliates have towers on.
For the three months ended March 31, 2017 and 2016, the Company recorded equity distributions of $89.6 million and $64.9 million, respectively, reflecting distributions to its member and ultimately other subsidiaries of CCIC. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of March 31, 2017 and 2016, the Company has no material related party assets or liabilities on its consolidated balance sheet.

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
For the three months ended March 31, 2017 and 2016, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's dividends paid deduction, and (2) state taxes.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

6.	Fair Values
The fair value of cash and cash equivalents approximates the carrying value. The Company determines the fair value of its debt securities based on indicative quotes (that are non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if applicable. There were no changes since December 31, 2016 in the Company's valuation techniques used to measure fair values. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities, are as follows:

	Level in Fair Value Hierarchy	March 31, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$22,756	$22,756	$19,550	$19,550
Liabilities:
Debt	2	991,625	1,025,400	991,279	1,013,300

7.	Commitments and Contingencies
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
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the the consolidated financial statements of the Company including the related notes and "Item 7."Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2016 Form 10-K. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in our 2016 Form 10-K. Unless this Quarterly Report on Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used herein refer to CC Holdings GS V LLC and its subsidiaries.
General Overview
We own, lease or manage sites that are geographically dispersed throughout the United States. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2017.

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $3.8 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 88% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless.

•	Majority of land interests under our wireless infrastructure are under long-term control

◦
Approximately 90% of our site rental gross margin and more than 50% of our site rental gross margin is derived from sites that we own or control for greater than 10 and 20 years, respectively. The aforementioned amounts include sites that reside on land interests that are owned, including fee interests and perpetual easements, which represent in excess of one-seventh of our site rental gross margin.

◦
Approximately 19% of our site rental cost of operations represents ground lease payments to affiliates of ours. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of net revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. See note 3 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $105.0 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2017.

•
During 2017, we also expect that the impact from tenant leasing will be offset by non-renewals of tenant leases, primarily from our customers' decommissioning of the Acquired Networks, at least in part.

Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2016 Form 10-K. The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts. See "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 2 to our 2016 Form 10-K.
Comparison of Consolidated Results
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Percent Change(b)
	(Dollars in thousands)
Site rental revenues	$153,081	$154,074	(1)%

Operating expenses:
Costs of operations(a)(b)	46,753	44,825	4%
Management fee(b)	11,607	11,268	3%
Asset write-down charges	—	883	*
Depreciation, amortization and accretion	52,629	52,358	1%
Total operating expenses	110,989	109,334	2%
Operating income (loss)	42,092	44,740	(6)%
Interest expense and amortization of deferred financing costs	(9,969)	(13,306)	(25)%
Other income (expense)	1,031	(7)
Income (loss) before income taxes	33,154	31,427
Benefit (provision) for income taxes	(88)	(86)
Net income (loss)	$33,066	$31,341
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

First Quarter 2017 and 2016
Site rental revenues for the three months ended March 31, 2017 decreased by $1.0 million, or 1%, from the same period in the prior year. This decrease in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" and the 2016 Form 10-K for further discussion regarding our customers' decommissioning of the Acquired Networks.
Site rental gross margins for the three months ended March 31, 2017 decreased by $2.9 million, or 3%, from the same period in the prior year. The decrease in the site rental gross margins was related to the previously mentioned 1% decrease in site rental revenues and the relatively fixed costs to operate our sites.
The management fee for the three months ended March 31, 2017 increased by $0.3 million, or 3%, from the three months ended March 31, 2016, but remained approximately 7.5% of total net revenues. The management fee is equal to 7.5% of our Operating Revenues as defined in the Management Agreement.
Interest expense and amortization of deferred financing costs for the three months ended March 31, 2017 decreased $3.3 million, or 25%, from the same period in the prior year. This decrease was related to the corresponding decrease in our outstanding indebtedness.
Net income for the three months ended March 31, 2017 was $33.1 million, consistent with net income of $31.3 million for the three months ended March 31, 2016.

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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2017:

March 31, 2017
(In thousands of dollars)
Cash and cash equivalents	$22,756
Debt	991,625
Total member's equity	2,682,740
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.

Summary Cash Flow Information

	Three Months Ended March 31,
	2017	2016	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$104,963	$95,934	$9,029
Investing activities	(12,186)	(13,214)	1,028
Financing activities	(89,571)	(64,889)	(24,682)
Net increase (decrease) in cash and cash equivalents	$3,206	$17,831	$(14,625)
Operating Activities
The increase in net cash provided by operating activities for the first three months of 2017 of $9.0 million, or 9%, from the first three months of 2016, was due primarily to growth in cash revenues, including cash escalations that are subject to straight-line accounting and a benefit from other changes in working capital.
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

•	Sustaining capital expenditures consist of maintenance on our sites that enable our customers' ongoing quiet enjoyment of the site.
Capital expenditures for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016	Change
	(In thousands of dollars)
Site improvements	$10,534	$11,342	$(808)
Sustaining	1,652	1,872	(220)
Total	$12,186	$13,214	$(1,028)
Financing Activities
The net cash flows used for financing activities in the three months ended March 31, 2017 and 2016 includes the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. See note 4 to our condensed consolidated financial statements.
2012 Secured Notes
See our 2016 Form 10-K for a discussion of the 2012 Secured Notes, debt restrictions, and disclosures about market risk. There are no financial maintenance covenants in the 2012 Secured Notes. We are currently not restricted in our ability to incur additional indebtedness or distribute cash to affiliates or issue dividends to our parent.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2017 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2016 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 in our 2016 Form 10-K. The critical accounting policies and estimates for the first three months of 2017 have not changed from the critical accounting policies for the year ended December 31, 2016.
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
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2016 Form 10-K.

ITEM 6.	EXHIBITS
The list of exhibits set forth in the accompanying Exhibit Index is incorporated by reference into this Item 6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	May 4, 2017	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2017	By:	/s/ Robert S. Collins
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