Form 10-Q
period 2017-06-30
CC Holdings GS V LLC
filed 2017-08-07
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predict," any variation of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, or demand for our sites, (2) expectations regarding non-renewals of tenant leases (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks (collectively, the "Acquired Networks")), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments including: capital expenditure limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated changes in our financial results, including future revenues, margins, and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, and (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,804	$19,550
Receivables, net	1,609	3,527
Prepaid expenses	29,975	24,051
Deferred site rental receivables and other current assets	25,993	20,313
Total current assets	80,381	67,441
Deferred site rental receivables	337,168	346,507
Property and equipment, net of accumulated depreciation of $874,105 and $828,670, respectively	1,066,196	1,088,883
Goodwill	1,338,730	1,338,730
Other intangible assets, net	980,274	1,038,007
Long-term prepaid rent and other assets, net	36,411	35,490
Total assets	$3,839,160	$3,915,058

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$13,180	$13,243
Accrued interest	8,126	8,126
Deferred revenues	11,159	11,930
Total current liabilities	32,465	33,299
Debt	991,971	991,279
Deferred ground lease payable	105,031	102,519
Above-market leases and other liabilities	49,002	48,716
Total liabilities	1,178,469	1,175,813
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,660,691	2,739,245
Accumulated earnings (deficit)	—	—
Total member's equity	2,660,691	2,739,245
Total liabilities and equity	$3,839,160	$3,915,058

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Site rental revenues	$153,215	$152,184	$306,296	$306,258

Operating expenses:
Site rental cost of operations—third parties(a)	37,868	37,327	75,681	73,905
Site rental cost of operations—related parties(a)	9,101	8,422	18,041	16,669
Site rental cost of operations—total(a)	46,969	45,749	93,722	90,574
Management fee—related party	11,683	11,243	23,290	22,511
Asset write-down charges	—	1,891	—	2,774
Depreciation, amortization and accretion	52,543	52,116	105,172	104,474
Total operating expenses	111,195	110,999	222,184	220,333
Operating income (loss)	42,020	41,185	84,112	85,925
Interest expense and amortization of deferred financing costs	(9,968)	(13,306)	(19,937)	(26,612)
Other income (expense)	(182)	(4)	849	(11)
Income (loss) before income taxes	31,870	27,875	65,024	59,302
Benefit (provision) for income taxes	(88)	(83)	(176)	(169)
Net income (loss)	$31,782	$27,792	$64,848	$59,133

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$64,848	$59,133
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	105,172	104,474
Amortization of deferred financing costs	692	1,414
Asset write-down charges	—	2,774
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(1,078)	381
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	2,252	1,989
Decrease (increase) in receivables	1,918	362
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	(1,049)	(14,915)
Net cash provided by (used for) operating activities	172,755	155,612
Cash flows from investing activities:
Capital expenditures	(26,099)	(26,079)
Net cash provided by (used for) investing activities	(26,099)	(26,079)
Cash flows from financing activities:
Distributions to member	(143,402)	(129,510)
Net cash provided by (used for) financing activities	(143,402)	(129,510)
Net increase (decrease) in cash and cash equivalents	3,254	23
Cash and cash equivalents at beginning of period	19,550	20,401
Cash and cash equivalents at end of period	$22,804	$20,424

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2017	$2,682,740	$—	$2,682,740
Distributions to member (note 4)	(22,049)	(31,782)	(53,831)
Net income (loss)	—	31,782	31,782
Balance, June 30, 2017	$2,660,691	$—	$2,660,691

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2016	$2,327,938	$42,862	$2,370,800
Distributions to member (note 4)	—	(64,621)	(64,621)
Net income (loss)	—	27,792	27,792
Balance, June 30, 2016	$2,327,938	$6,033	$2,333,971

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2017	$2,739,245	$—	$2,739,245
Distributions to member (note 4)	(78,554)	(64,848)	(143,402)
Net income (loss)	—	64,848	64,848
Balance, June 30, 2017	$2,660,691	$—	$2,660,691

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2016	$2,327,938	$76,410	$2,404,348
Distributions to member (note 4)	—	(129,510)	(129,510)
Net income (loss)	—	59,133	59,133
Balance, June 30, 2016	$2,327,938	$6,033	$2,333,971
See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

1.	General
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations, and cash flows of CC Holdings GS V LLC ("CCL") and its consolidated wholly-owned subsidiaries (collectively, "Company"). The Company is a wholly-owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). CCL is a Delaware limited liability company that is a holding company and an issuer of the Company's debt. Intercompany accounts, transactions, and profits have been eliminated. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of June 30, 2017, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2017 and 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
No new accounting pronouncements were adopted during the six months ended June 30, 2017.
Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted. The Company (1) has established and is progressing through the various steps of a cross functional project plan to assess the impact of the standard; (2) expects this guidance to have a material impact on its consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all leases with a term greater than 12 months; and (3) continues to assess additional impacts to its consolidated financial statements, including the consolidated statement of operations and the consolidated statement of cash flows.

3.	Debt
The outstanding balance of the 2012 Secured Notes as of both June 30, 2017 and December 31, 2016 was $1.0 billion, comprised of 3.849% secured notes ("3.849% Secured Notes") due April 2023. The 2012 Secured Notes originally consisted of (1) the previously outstanding $500 million aggregate principal amount of 2.381% secured notes ("2.381% Secured Notes") due December 2017 and (2) $1.0 billion aggregate principal amount of 3.849% Secured Notes due April 2023. In September 2016, CCIC repaid in full the previously outstanding 2.381% Secured Notes.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense on debt obligations	$9,622	$12,599	$19,245	$25,198
Amortization of deferred financing costs	346	707	692	1,414
Total	$9,968	$13,306	$19,937	$26,612

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to an affiliate acquiring rights to such land. As of June 30, 2017, there was approximately 29% of the Company's sites where the land under the tower is controlled by an affiliate. Also, the Company receives rent revenue from affiliates for land controlled by the Company that affiliates have towers on.
For the six months ended June 30, 2017 and 2016, the Company recorded equity distributions of $143.4 million and $129.5 million, respectively, reflecting distributions to its member and ultimately other subsidiaries of CCIC. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of June 30, 2017 and 2016, the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.

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
For the six months ended June 30, 2017 and 2016, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's dividends paid deduction, and (2) state taxes.

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

	Level in Fair Value Hierarchy	June 30, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$22,804	$22,804	$19,550	$19,550
Liabilities:
Debt	2	991,971	1,013,300	991,279	1,013,300

7.	Commitments and Contingencies
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

8.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$19,245	$25,198

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

9.	Guarantor Subsidiaries
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
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2016 Form 10-K. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in our 2016 Form 10-K. Unless this Quarterly Report on Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used herein refer to CC Holdings GS V LLC and its subsidiaries.
General Overview
We own, lease or manage sites that are geographically dispersed throughout the United States. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2017.

•	Potential growth resulting from wireless network expansion and new entrants caused by increasing demand for data and connectivity

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our wireless infrastructure.

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $3.7 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers

◦	Approximately 88% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless.

•	Majority of land interests under our wireless infrastructure are under long-term control

◦
More than 80% and more than 50% of our sites are under our control for greater than 10 and 20 years, respectively. The aforementioned amounts include sites that reside on land interests that are owned, including fee interests and perpetual easements.

◦
Approximately 19% of our site rental cost of operations represents ground lease payments to our affiliates. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of net revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% secured notes due 2023. See note 3 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $172.8 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2017.

•
During 2017, we also expect that the impact from tenant leasing will be offset by non-renewals of tenant leases, primarily from our customers' decommissioning of the Acquired Networks, at least in part.

Consolidated Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2016 Form 10-K. The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts. See "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 2 to our 2016 Form 10-K.
Comparison of Consolidated Results of Operations
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Percent Change
	(Dollars in thousands)
Site rental revenues	$153,215	$152,184	1%

Operating expenses:
Costs of operations(a)(b)	46,969	45,749	3%
Management fee(b)	11,683	11,243	4%
Asset write-down charges	—	1,891	*
Depreciation, amortization and accretion	52,543	52,116	1%
Total operating expenses	111,195	110,999	—%
Operating income (loss)	42,020	41,185	2%
Interest expense and amortization of deferred financing costs	(9,968)	(13,306)	(25)%
Other income (expense)	(182)	(4)
Income (loss) before income taxes	31,870	27,875
Benefit (provision) for income taxes	(88)	(83)
Net income (loss)	$31,782	$27,792
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Percent Change
	(Dollars in thousands)
Site rental revenues	$306,296	$306,258	—%

Operating expenses:
Costs of operations(a)(b)	93,722	90,574	3%
Management fee(b)	23,290	22,511	3%
Asset write-down charges	—	2,774	*
Depreciation, amortization and accretion	105,172	104,474	1%
Total operating expenses	222,184	220,333	1%
Operating income (loss)	84,112	85,925	(2)%
Interest expense and amortization of deferred financing costs	(19,937)	(26,612)	(25)%
Other income (expense)	849	(11)
Income (loss) before income taxes	65,024	59,302
Benefit (provision) for income taxes	(176)	(169)
Net income (loss)	$64,848	$59,133
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

Second Quarter 2017 and 2016
Site rental revenues for the three months ended June 30, 2017 increased by $1.0 million, or 1%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" and the 2016 Form 10-K for further discussion regarding our customers' decommissioning of the Acquired Networks.
Operating income for the three months ended June 30, 2017 increased by $0.8 million, or 2%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues and a decrease in asset write-down charges, partially offset by an increase in cost of operations, the management fee, and depreciation, amortization and accretion from the three months ended June 30, 2016.
Interest expense and amortization of deferred financing costs for the three months ended June 30, 2017 decreased $3.3 million, or 25%, from the same period in the prior year. This decrease was related to the corresponding decrease in our outstanding indebtedness.
Net income for the three months ended June 30, 2017 was $31.8 million, compared to net income of $27.8 million for the three months ended June 30, 2016. The increase was due primarily to the $3.3 million decrease in interest expense and amortization of deferred financing costs.

First Six Months 2017 and 2016
Site rental revenues for the six months ended June 30, 2017 remained consistent with the same period in the prior year. Site rental revenues were impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewal of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" herein.
Operating income for the six months ended June 30, 2017 decreased by $1.8 million, or 2%, from the same period in the prior year. The decrease in operating income was predominately due to increases in cost of operations, the management fee and depreciation, amortization and accretion, partially offset by a decrease in asset write-down charges.

Interest expense and amortization of deferred financing costs for the six months ended June 30, 2017 decreased $6.7 million, or 25%, from the same period in the prior year. This decrease was related to the corresponding decrease in our outstanding indebtedness.
Net income for the six months ended June 30, 2017 was $64.8 million compared to net income of $59.1 million for the six months ended June 30, 2016. The increase was due primarily to the previously mentioned $6.7 million decrease in interest expense and amortization of deferred financing costs.

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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2017:

June 30, 2017
(In thousands of dollars)
Cash and cash equivalents	$22,804
Debt	991,971
Total member's equity	2,660,691
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Six Months Ended June 30,
	2017	2016	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$172,755	$155,612	$17,143
Investing activities	(26,099)	(26,079)	(20)
Financing activities	(143,402)	(129,510)	(13,892)
Net increase (decrease) in cash and cash equivalents	$3,254	$23	$3,231
Operating Activities
The increase in net cash provided by operating activities for the first six months of 2017 of $17.1 million, or 11%, from the first six months of 2016, was due primarily to a benefit from changes in working capital and growth in cash revenues, including cash escalations that are subject to straight-line accounting.

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

•	Sustaining capital expenditures consist of maintenance on our sites that enable our customers' ongoing quiet enjoyment of the site.
Capital expenditures for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016	Change
	(In thousands of dollars)
Site improvements	$22,798	$22,233	$565
Sustaining	3,301	3,846	(545)
Total	$26,099	$26,079	$20
Financing Activities
The net cash flows used for financing activities in the six months ended June 30, 2017 and 2016 includes the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. See note 4 to our condensed consolidated financial statements.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2017 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2016 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 in our 2016 Form 10-K. The critical accounting policies and estimates for the first six months of 2017 have not changed from the critical accounting policies for the year ended December 31, 2016.
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

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A—Risk Factors" in our 2016 Form 10-K.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit No.		Description

(a)	3.1	Certificate of Formation, as amended, of CC Holdings GS V LLC

(a)	3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

†	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

*	Filed herewith.

†	Furnished herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-4 (Registration No. 333-187970) on April 17, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	August 7, 2017	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2017	By:	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)