Form 10-Q
period 2017-09-30
CC Holdings GS V LLC
filed 2017-11-07
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Explanatory Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; however, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such filing requirements.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2017, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$24,519	$19,550
Receivables, net	2,379	3,527
Prepaid expenses	25,913	24,051
Deferred site rental receivables and other current assets	29,174	20,313
Total current assets	81,985	67,441
Deferred site rental receivables	330,631	346,507
Property and equipment, net of accumulated depreciation of $896,689 and $828,670, respectively	1,061,711	1,088,883
Goodwill	1,338,730	1,338,730
Other intangible assets, net	951,352	1,038,007
Long-term prepaid rent and other assets, net	37,906	35,490
Total assets	$3,802,315	$3,915,058

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$13,372	$13,243
Accrued interest	17,748	8,126
Deferred revenues	11,360	11,930
Total current liabilities	42,480	33,299
Debt	992,317	991,279
Deferred ground lease payable	106,677	102,519
Above-market leases and other liabilities	49,184	48,716
Total liabilities	1,190,658	1,175,813
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,611,657	2,739,245
Accumulated earnings (deficit)	—	—
Total member's equity	2,611,657	2,739,245
Total liabilities and equity	$3,802,315	$3,915,058

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Site rental revenues	$153,732	$152,523	$460,028	$458,781

Operating expenses:
Site rental cost of operations—third parties(a)	37,504	38,670	113,185	112,575
Site rental cost of operations—related parties(a)	9,234	8,569	27,275	25,238
Site rental cost of operations—total(a)	46,738	47,239	140,460	137,813
Management fee—related party	11,779	11,425	35,069	33,936
Asset write-down charges	—	950	—	3,724
Depreciation, amortization and accretion	52,714	52,624	157,886	157,098
Total operating expenses	111,231	112,238	333,415	332,571
Operating income (loss)	42,501	40,285	126,613	126,210
Interest expense and amortization of deferred financing costs	(9,969)	(12,934)	(29,906)	(39,546)
Gains (losses) on retirement of long-term obligations	—	(10,273)	—	(10,273)
Other income (expense)	(720)	(74)	129	(85)
Income (loss) before income taxes	31,812	17,004	96,836	76,306
Benefit (provision) for income taxes	(88)	(84)	(264)	(253)
Net income (loss)	$31,724	$16,920	$96,572	$76,053

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$96,572	$76,053
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	157,886	157,098
Amortization of deferred financing costs	1,038	2,081
Asset write-down charges	—	3,724
Gains (losses) on retirement of long-term obligations	—	10,273
Increase (decrease) in accrued interest	9,622	9,093
Increase (decrease) in accounts payable	(893)	(399)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	3,788	2,515
Decrease (increase) in receivables	1,148	1,688
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent, and other assets	5,969	(8,951)
Net cash provided by (used for) operating activities	275,130	253,175
Cash flows from investing activities:
Capital expenditures	(46,001)	(39,317)
Net cash provided by (used for) investing activities	(46,001)	(39,317)
Cash flows from financing activities:
Purchases and redemptions of debt	—	(508,472)
Equity contribution related to debt repayment	—	508,472
Distributions to member	(224,160)	(194,678)
Net cash provided by (used for) financing activities	(224,160)	(194,678)
Net increase (decrease) in cash and cash equivalents	4,969	19,180
Cash and cash equivalents at beginning of period	19,550	20,401
Cash and cash equivalents at end of period	$24,519	$39,581

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2017	$2,660,691	$—	$2,660,691
Distributions to member (note 4)	(49,034)	(31,724)	(80,758)
Net income (loss)	—	31,724	31,724
Balance, September 30, 2017	$2,611,657	$—	$2,611,657

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2016	$2,327,938	$6,033	$2,333,971
Equity contribution related to debt repayment (note 4)	508,472	—	508,472
Distributions to member (note 4)	(42,215)	(22,953)	(65,168)
Net income (loss)	—	16,920	16,920
Balance, September 30, 2016	$2,794,195	$—	$2,794,195

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at January 1, 2017	$2,739,245	$—	$2,739,245
Distributions to member (note 4)	(127,588)	(96,572)	(224,160)
Net income (loss)	—	96,572	96,572
Balance at September 30, 2017	$2,611,657	$—	$2,611,657

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at January 1, 2016	$2,327,938	$76,410	$2,404,348
Equity contribution related to debt repayment (note 4)	508,472	—	508,472
Distributions to member (note 4)	(42,215)	(152,463)	(194,678)
Net income (loss)	—	76,053	76,053
Balance at September 30, 2016	$2,794,195	$—	$2,794,195
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of September 30, 2017, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2017 and 2016. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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
Recently Adopted Accounting Pronouncements
No new accounting pronouncements adopted during the nine months ended September 30, 2017 had a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Early adoption is permitted, however, the Company does not expect to early adopt the new guidance. CCIC (1) has established and is progressing through the various steps of a cross functional project plan to assess the impact of the standard; (2) expects this guidance to have a material impact on its condensed consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all lessee arrangements with a term greater than 12 months; and (3) continues to assess additional impacts to its condensed consolidated financial statements, including the condensed consolidated statement of operations and the condensed consolidated statement of cash flows.

3.	Debt
The outstanding balance of the 2012 Secured Notes as of both September 30, 2017 and December 31, 2016 was $992 million, comprised of 3.849% secured notes ("3.849% Secured Notes") due April 2023. The 2012 Secured Notes originally consisted of (1) the previously outstanding $500 million aggregate principal amount of 2.381% secured notes ("2.381% Secured Notes") due December 2017 and (2) $1.0 billion aggregate principal amount of 3.849% Secured Notes due April 2023. In September 2016, CCIC issued $700 million aggregate principal amount of 2.25% senior secured notes ("September 2016 Senior Notes"). CCIC used a portion of the net proceeds from the September 2016 Senior Notes offering to repay in full the previously outstanding 2.381% Secured Notes. The Company recorded an equity contribution related to the repayment of the 2.381% Secured Notes for the nine months ended September 30, 2016 (see note 4).
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense on debt obligations	$9,623	$12,267	$28,868	$37,465
Amortization of deferred financing costs	346	667	1,038	2,081
Total	$9,969	$12,934	$29,906	$39,546

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the lease agreement for the land that existed prior to an affiliate acquiring rights to such land. As of September 30, 2017, there was approximately 28% of the Company's sites where the land under the tower is controlled by an affiliate. Also, the Company receives rent revenue from affiliates for land controlled by the Company that affiliates have towers on.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

For the nine months ended September 30, 2017, the Company recorded an equity distribution of $224.2 million reflecting distributions to its member and ultimately other subsidiaries of CCIC. For the nine months ended September 30, 2016, the Company recorded a net equity contribution of $313.8 million, which was inclusive of (1) an equity contribution from CCIC of $508.5 million related to the repayment of the previously outstanding 2.381% Secured Notes (see note 3) and (2) an equity distribution of $194.7 million, reflecting distributions to its member and ultimately other subsidiaries of CCIC. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of September 30, 2017 and 2016, the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.

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
For the nine months ended September 30, 2017 and 2016, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's dividends paid deduction, and (2) state taxes.

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

	Level in Fair Value Hierarchy	September 30, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$24,519	$24,519	$19,550	$19,550
Liabilities:
Debt	2	992,317	1,050,230	991,279	1,013,300

7.	Commitments and Contingencies
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

8.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$19,246	$28,372

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

9.	Guarantor Subsidiaries
CCL has no independent assets or operations. The 2012 Secured Notes are guaranteed by all subsidiaries of CCL, each of which is a wholly-owned subsidiary of CCL, other than Crown Castle GS III Corp., which is a co-issuer of the 2012 Secured Notes and a wholly-owned finance subsidiary. Such guarantees are full and unconditional and joint and several. Subject to the provisions of the Indenture, a guarantor may be released and relieved of its obligations under its guarantee under certain circumstances including: (1) in the event of any sale or other disposition of all or substantially all of the assets of any guarantor, by way of merger, consolidation or otherwise to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (2) in the event of any sale or other disposition of all of the capital stock of any guarantor, to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (3) upon CCL's exercise of legal defeasance in accordance with the relevant provisions of the Indenture, or (4) upon the discharge of the Indenture in accordance with its terms.

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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2017.

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of approximately five years, exclusive of renewals at the tenants' option, currently representing approximately $3.6 billion of expected future cash inflows.

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

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 3 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $275.1 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2017 and 2018.

•
During 2017 and 2018, we also expect that the impact from tenant leasing will be offset by non-renewals of tenant leases, primarily from our customers' decommissioning of the Acquired Networks, at least in part.

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
Comparison of Consolidated Results of Operations
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Percent Change
	(Dollars in thousands)
Site rental revenues	$153,732	$152,523	1%

Operating expenses:
Costs of operations(a)(b)	46,738	47,239	(1)%
Management fee(b)	11,779	11,425	3%
Asset write-down charges	—	950	*
Depreciation, amortization and accretion	52,714	52,624	—%
Total operating expenses	111,231	112,238	(1)%
Operating income (loss)	42,501	40,285	6%
Interest expense and amortization of deferred financing costs	(9,969)	(12,934)	(23)%
Gains (losses) on retirement of long-term obligations	—	(10,273)
Other income (expense)	(720)	(74)
Income (loss) before income taxes	31,812	17,004
Benefit (provision) for income taxes	(88)	(84)
Net income (loss)	$31,724	$16,920
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Percent Change
	(Dollars in thousands)
Site rental revenues	$460,028	$458,781	—%

Operating expenses:
Costs of operations(a)(b)	140,460	137,813	2%
Management fee(b)	35,069	33,936	3%
Asset write-down charges	—	3,724	*
Depreciation, amortization and accretion	157,886	157,098	1%
Total operating expenses	333,415	332,571	—%
Operating income (loss)	126,613	126,210	—%
Interest expense and amortization of deferred financing costs	(29,906)	(39,546)	(24)%
Gains (losses) on retirement of long-term obligations	—	(10,273)
Other income (expense)	129	(85)
Income (loss) before income taxes	96,836	76,306
Benefit (provision) for income taxes	(264)	(253)
Net income (loss)	$96,572	$76,053
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties transactions.
Third Quarter 2017 and 2016
Site rental revenues for the three months ended September 30, 2017 increased by $1.2 million, or 1%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting, in no particular order: tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewals of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" and the 2016 Form 10-K for further discussion regarding our customers' decommissioning of the Acquired Networks.
Operating income for the three months ended September 30, 2017 increased by $2.2 million, or 6%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues and a decrease in asset write-down charges and cost of operations, partially offset by an increase in the management fee and depreciation, amortization and accretion from the three months ended September 30, 2016.
During September 2016, CCIC issued $700 million aggregate principal amount of September 2016 Senior Notes and used a portion of the proceeds to repay all of the previously outstanding 2.381% Secured Notes, which resulted in a loss on retirement of long-term obligations of $10.3 million.
Interest expense and amortization of deferred financing costs for the three months ended September 30, 2017 decreased $3.0 million, or 23%, from the same period in the prior year. This decrease was related to the aforementioned repayment of the previously outstanding 2.381% Secured Notes in September 2016.
Net income for the three months ended September 30, 2017 was $31.7 million, compared to net income of $16.9 million for the three months ended September 30, 2016. The increase was due primarily to the aforementioned loss on retirement of long-term obligations recorded for the repayment of the previously outstanding 2.381% Secured Notes in September 2016 and a corresponding decrease in interest expense and amortization of deferred financing costs.

First Nine Months 2017 and 2016
Site rental revenues for the nine months ended September 30, 2017 remained consistent with the same period in the prior year. Site rental revenues were impacted by the following items, inclusive of straight-line accounting, in no particular order: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewal of tenant leases. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" herein.

Operating income for the nine months ended September 30, 2017 remained consistent with the same period in the prior year.
During September 2016, CCIC issued $700 million aggregate principal amount of September 2016 Senior Notes and used a portion of the proceeds to repay all of the previously outstanding 2.381% Secured Notes which resulted in a loss on retirement of long-term obligations of $10.3 million.
Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2017 decreased $9.6 million, or 24%, from the same period in the prior year. This decrease was related to the aforementioned repayment of the previously outstanding 2.381% Secured Notes in September 2016.
Net income for the nine months ended September 30, 2017 was $96.6 million compared to net income of $76.1 million for the nine months ended September 30, 2016. The increase was due primarily to the aforementioned loss on retirement of long-term obligations recorded for the repayment of the previously outstanding 2.381% Secured Notes in September 2016 and a corresponding decrease in interest expense and amortization of deferred financing costs.

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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2017:

September 30, 2017
(In thousands of dollars)
Cash and cash equivalents	$24,519
Debt	992,317
Total member's equity	2,611,657
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Nine Months Ended September 30,
	2017	2016	Change
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$275,130	$253,175	$21,955
Investing activities	(46,001)	(39,317)	(6,684)
Financing activities	(224,160)	(194,678)	(29,482)
Net increase (decrease) in cash and cash equivalents	$4,969	$19,180	$(14,211)

Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2017 of $22.0 million, or 9%, from the first nine months of 2016, was due primarily to a net benefit from changes in working capital and growth in cash revenues, including cash escalations that are subject to straight-line accounting.
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

•	Sustaining capital expenditures consist of capital improvements on our sites that enable our customers' ongoing quiet enjoyment of the site.
Capital expenditures for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016	Change
	(In thousands of dollars)
Site improvements	$40,338	$32,980	$7,358
Sustaining	5,663	6,337	(674)
Total	$46,001	$39,317	$6,684
Financing Activities
The net cash flows used for financing activities in the nine months ended September 30, 2017 and 2016 includes the impact from our continued practice of distributing excess cash to our member and ultimately other subsidiaries of CCIC. In September 2016, CCIC issued $700 million aggregate principal amount of September 2016 Senior Notes. CCIC used a portion of the net proceeds from the September 2016 Senior Notes offering to repay $508.5 million of our previously outstanding 2.381% Secured Notes. We recorded an equity contribution related to the debt repayment of our 2.381% Secured Notes for the nine months ended September 30, 2016. See notes 3 and 4 to our condensed consolidated financial statements.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2017 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2016 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 in our 2016 Form 10-K. The critical accounting policies and estimates for the first nine months of 2017 have not changed from the critical accounting policies for the year ended December 31, 2016.

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

CC HOLDINGS GS V LLC

Date:	November 6, 2017	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2017	By:	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)