Form 10-K
period 2017-12-31
CC Holdings GS V LLC
filed 2018-02-26
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Explanatory Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; however, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such filing requirements.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See definitions of a "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒  (Do not check if a smaller reporting company)  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 31, 2017, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
Documents Incorporated by Reference: NONE.

The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that are based on management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned" and any variations of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections, and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, customer consolidation or ownership changes, and demand for our communications infrastructure (as defined below), (2) expectations regarding non-renewals of tenant contracts (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated changes in our financial results, including future revenues and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, and (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT"), and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT and the impact of the Tax Cuts and Jobs Act ("Tax Reform Act").
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
PART I

Item 1.     Business
Overview
We are an indirect, wholly-owned subsidiary of CCIC, which is one of the largest owners and operators in the United States ("U.S.") of shared communications infrastructure, including (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks ("small cells") and fiber solutions. As of December 31, 2017, CCIC and its subsidiaries collectively owned, leased, or managed (1) approximately 40,000 towers and (2) approximately 60,000 route miles of fiber in the U.S., including Puerto Rico.
Our core business is providing access, including space or capacity, to certain shared communications infrastructure sites ("sites") via long-term contracts in various forms, including license, sublease and lease agreements (collectively, "contracts"). Our customers on our communication infrastructure are referred to herein as "tenants." We seek to increase our site rental revenues through tenant additions or modifications of existing tenant installations (collectively, "tenant additions"). Our operating costs generally tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions.
Below is certain information concerning our business and organizational structure:

•	We own, lease, and manage approximately 7,600 sites.

•	Approximately 62% and 77% of our sites are located in the 50 and 100 largest basic trading areas ("BTAs"), respectively.

•
Approximately 68% of our sites are leased or subleased or operated and managed ("Sprint Sites") pursuant to 32-year master leases (expiring in May 2037) ("Sprint Master Leases") or other agreements with subsidiaries of Sprint.

•
The contracts for land interests under our towers have an average remaining life (calculated by weighting the remaining term for each contract by its percentage of our total site rental revenues) of approximately 24 years.

•
Our subsidiaries (other than Crown Castle GS III Corp.) are organized specifically to own, lease, and manage certain shared communications infrastructure, such as sites or other structures, and have no employees.

•
Management services, including those functions reasonably necessary to maintain, market, operate, manage, or administer the sites, are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of CCIC, under a management agreement ("Management Agreement"). The management fee under the Management Agreement is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.

•	For U.S. federal income tax purposes, our assets and operations are included in CCIC's REIT.

◦
The recently enacted Tax Reform Act makes substantial changes to the Internal Revenue Code of 1986, as amended ("Code"). Among the many corporate changes are a significant reduction in the corporate income tax rate, repeal of the corporate alternative minimum tax for years beginning in 2018 and limitations on the deductibility on interest expense. In addition, under the Tax Reform Act, qualified REIT dividends (within the meaning of Section 199A(e)(3) of the Code) constitute a part of a non-corporate taxpayer's "qualified business income amount" and thus CCIC's non-corporate U.S. stockholders may be eligible to take a qualified business income deduction in an amount equal to 20% of such dividends received from CCIC. Without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. We do not expect the Tax Reform Act to significantly impact us.

Certain information concerning our customers and site rental contracts is as follows:

•	Our customers include Sprint, AT&T, T-Mobile, and Verizon Wireless, which collectively accounted for 88% of our 2017 site rental revenues.

•	The vast majority of our site rental revenues are of a recurring nature, and typically, in excess of 90% have been contracted for in a prior year.

•
Our site rental revenues typically result from long-term tenant contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our tenants, and (4) contractual escalations of the rental price.

•	Exclusive of renewals at the tenants' option, our tenant contracts have a weighted-average remaining life of approximately six years and represent $4.2 billion of expected future cash inflows.
See "Item 7. MD&A—General Overview" for a further discussion of our business fundamentals.

Item 1A.     Risk Factors
You should carefully consider all of the risks discussed below, as well as the other information contained in this document when evaluating our business.
Our business depends on the demand for our communications infrastructure, driven primarily by demand for wireless data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our tenants may materially and adversely affect our business (including reducing demand for tenant additions).
Customer demand for our communications infrastructure depends on the demand for wireless data from their customers. The willingness of our customers to utilize our communications infrastructure, or renew or extend existing contracts on our communications infrastructure, is affected by numerous factors, including:
•consumers' demand for wireless data;
•availability or capacity of our communications infrastructure or associated land interests;
•location of our communications infrastructure;
•financial condition of our customers, including their profitability and availability or cost of capital;

•	willingness of our customers to maintain or increase their network investment or changes in their capital allocation strategy;

•	availability and cost of spectrum for commercial use;
•increased use of network sharing, roaming, joint development, or resale agreements by our customers;
•mergers or consolidations by and among our customers;
•changes in, or success of, our customers' business models;

•	governmental regulations and initiatives, including local or state restrictions on the proliferation of communications infrastructure;
•cost of constructing communications infrastructure;
•our market competition;

•
technological changes including those (1) affecting the number or type of communications infrastructure needed to provide wireless data to a given geographic area or otherwise serve as a substitute or alternative to our communications infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; and

•our ability to efficiently satisfy our customers' service requirements.
A slowdown in demand for wireless data or our communications infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our customers or potential customers are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our communications infrastructure.
The amount, timing, and mix of our customers' network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our communications infrastructure. As a result, changes in carrier plans such as delays in the implementation of new systems, new and emerging technologies (including small cells), or plans to expand coverage or capacity may reduce demand for our communications infrastructure. Furthermore, the wireless industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless data or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact the wireless industry, which may materially and adversely affect our business, including by reducing demand for our communications infrastructure. In addition, a slowdown may increase competition for site rental customers. Such an industry slowdown or a reduction in customer network investment may materially and adversely affect our business.

A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation, or financial instability of any of such customers may materially decrease revenues or reduce demand for our communications infrastructure.
For the year ended December 31, 2017, our site rental revenues by customer were as follows:
The loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our customers, or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, communications infrastructure assets, intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major customers will not be terminated or that these customers will renew their contracts with us. In addition, we also derive a portion of our revenues, and anticipate future growth from new entrants offering or contemplating offering wireless services. Such customers may be smaller or have less financial resources than our four largest customers, may have business models that may not be successful, or may require additional capital.
Consolidation among our customers will likely result in duplicate or overlapping parts of networks, for example, where they are co-residents on a tower, which may result in the termination or non-renewal of the tenant contracts and negatively impact revenues from our communications infrastructure. Due to the long-term nature of tenant contracts, we expect, but cannot be certain, that any termination of tenant contracts as a result of this potential consolidation would be spread over multiple years. Such consolidation may result in a reduction in such customers' future network investment in the aggregate because their expansion plans may be similar. Customer consolidation could decrease the demand for our communications infrastructure, which in turn may result in a reduction in our revenues or cash flows.
In recent years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS, and Clearwire ("Acquired Networks"), respectively. During 2018, we expect site rental revenues to be negatively impacted by non-renewals as a result of the decommissioning of the Acquired Networks. The Acquired Networks represented approximately 8% of our site rental revenues for the year ended December 31, 2017. We currently expect the majority of the potential non-renewals from the decommissioning of the Acquired Networks to occur predominately through the end of 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary from our expectations.
See note 10 to our consolidated financial statements.
Our ability to repay the principal under our 2012 Secured Notes on or prior to the relevant maturity date will be subject to a number of factors outside our control.
The indenture ("Secured Notes Indenture") governing our $1.0 billion aggregate principal amount of 3.849% secured notes due 2023 ("3.849% Secured Notes") and our previously outstanding $500 million aggregate principal amount of 2.381% secured notes due 2017 ("2.381% Secured Notes") (collectively, the "2012 Secured Notes"), requires us to repay the principal under the 3.849% Secured Notes by their maturity date in April 2023. We currently expect to distribute a substantial portion of our cash flow to our member as dividends. Therefore, our ability to repay the principal under the 3.849% Secured Notes on or prior to their maturity date depends upon our ability either to refinance the indebtedness under the 3.849% Secured Notes or to sell our interests in the sites for an amount that is sufficient to repay the 3.849% Secured Notes in full with interest. Our ability to achieve either of these goals will be affected by a number of factors, including the availability of credit for wireless communications sites, the fair market value of the sites, our equity in the sites, our financial condition, the operating history of the sites, tax laws, or general economic conditions. Since the current term of the tenant contracts as of the date of this filing will have substantially expired by the date 3.849% Secured Notes mature, our ability to sell or refinance at such date will also be affected by the degree of our success in extending existing tenant contracts or obtaining new tenant contracts as those remaining terms expire. In addition, neither the trustee for the 3.849% Secured Notes nor any of its respective affiliates or any other person is obligated to provide the funds to refinance the 3.849% Secured Notes.
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
In the event that CCL does not receive distributions from its subsidiaries, or to the extent that the earnings from, or other available assets of, such subsidiaries are insufficient, CCL may be unable to make payments on its indebtedness. Furthermore, Crown Castle GS III Corp., the co-issuer of the 3.849% Secured Notes, has no assets, conducts no operations, and has no independent ability to service the interest and principal obligations under the 3.849% Secured Notes.
As a result of competition in our industry, we may find it more difficult to negotiate favorable rates on our new or renewing tenant contracts.
Our growth is dependent on our entering into new tenant contracts (including amendments to contracts upon modification of an existing tower installation), as well as renewing or renegotiating tenant contracts when existing tenant contracts terminate. Competition in our industry may make it more difficult for us to attract new customers, maintain or increase our gross margins or maintain or increase our market share. We face competition for site rental tenants and associated rental rates from various sources, including (1) other independent communications infrastructure owners or operators, including those that own, operate, or manage sites, rooftops, broadcast towers, utility poles, fiber or small cells, or (2) new alternative deployment methods for communications infrastructure.
New technologies may reduce demand for our communications infrastructure or negatively impact our revenues.
Improvements in the efficiency, architecture, and design of wireless networks may reduce the demand for our communications infrastructure. For example, new technologies that may promote network sharing, joint development, wireless backhaul, or resale agreements by our customers, such as signal combining technologies or network functions virtualization, may reduce the need for our communications infrastructure. In addition, other technologies, such as Wi-Fi, Distributed Antenna Systems ("DAS"), femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for or alternatives to leasing on communications infrastructure that might otherwise be anticipated or expected had such technologies not existed. In addition, new technologies that enhance the range, efficiency, and capacity of wireless equipment could reduce demand for our communications infrastructure. Any reduction in demand for our communications infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
If we fail to retain rights to our communications infrastructure, including the land interests under our towers, our business may be adversely affected.
The property interests on which our towers reside, including the land interests under our towers (other than the sites sub-leased under the Sprint Master Leases) consist of leaseholds and exclusive easements, as well as permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcies of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, may interfere with our ability to conduct our business or generate revenues. If a material number of the grantors of these rights elect not to renew their terms, our ability to conduct business or generate revenues could be adversely affected. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. In some cases, other subsidiaries of CCIC have acquired certain third party land interests under certain of our sites as a result of negotiated transactions, and we have entered into leases with such affiliates. Approximately 15% of our sites for the year ended December 31, 2017 are under our control for less than 10 years. If we are unable to retain rights to the property interests on which our towers reside, our business may be adversely affected.

As of December 31, 2017, approximately 68% of our sites were Sprint Sites. CCIC, through its subsidiaries (including us), has the option to purchase, in 2037, all (but not less than all) of the leased and subleased Sprint Sites (as well as other Sprint sites leased or subleased by other subsidiaries of CCIC) from Sprint for approximately $2.3 billion; CCIC has no obligation to exercise such purchase option. CCIC may not have the required available capital to exercise such purchase option at the time this option is exercisable. Even if CCIC does have available capital, it may choose not to exercise its purchase option for business or other reasons. In the event that CCIC does not exercise the purchase option, or is otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that CCIC decides to exercise the purchase option, the benefits of the acquisition of the sites may not exceed the costs, which could adversely affect our business.
Failure on our subsidiaries' part to cause the performance of their obligations as landlords under tenant contracts could lead to abatement of rent or termination of tenant contracts.
The vast majority of our tenant contracts are not net contracts. Accordingly, each of our subsidiaries that acts as a landlord is responsible for ensuring the maintenance and repair of its sites and for other obligations and liabilities associated with its sites, such as the payment of real estate taxes related to the tower and ground lease rents, the maintenance of insurance or environmental compliance and remediation. The failure of such subsidiary to cause the performance of their obligations as landlords under a tenant contract could entitle the related lessee to an abatement of rent or, in some circumstances, could result in a termination of the tenant contract. Because our subsidiaries nor we have any employees, as further discussed herein, the Manager (as defined below) is responsible for carrying out the landlord's responsibilities under the tenant contracts. An unscheduled reduction or cessation of payments due under a tenant contract may result in a reduction of the amounts available to make payments on the 3.849% Secured Notes.
Bankruptcy proceedings involving either our subsidiaries or their lessors under the ground leases could adversely affect our ability to enforce our subsidiaries' rights under the ground leases or to remain in possession of the leased property.
Upon the bankruptcy of a lessor or a lessee under a ground lease, the debtor entity generally has the right to assume or reject the ground lease. Pursuant to Section 365(h) of the United States Bankruptcy Code ("Bankruptcy Code"), a ground lessee (i.e., a subsidiary) whose ground lease is rejected by a debtor ground lessor has the right to remain in possession of its leased premises under the rent reserved in the contract for the term of the ground lease, including any renewals, but is not entitled to enforce the obligation of the ground lessor to provide any services required under the ground lease. In the event of concurrent bankruptcy proceedings involving the ground lessor and the ground lessee, the ground lease could be terminated.
Similarly, upon the bankruptcy of one of our subsidiaries or a third-party owner of a managed site, the debtor entity would have the right to assume or reject any related site management agreement. Because the arrangements under which we derive revenue from the managed sites would not likely constitute contracts of real property for purposes of Section 365(h) of the Bankruptcy Code, the applicable subsidiary may not have the right to remain in possession of the premises or otherwise retain the benefit of the site management agreement if the site management agreement is rejected by a debtor third-party owner.
The bankruptcy of certain Sprint subsidiaries, which are sublessors to one of our subsidiaries, could result in such subsidiary's sublease interests being rejected by the bankruptcy court.
Certain of the towers leased from Sprint are located on land leased from third parties under ground leases. One of our subsidiaries, Global Signal Acquisitions II LLC ("Global Signal Acquisitions II"), subleases these sites from bankruptcy remote Sprint subsidiaries. If one of these Sprint subsidiaries should become a debtor in a bankruptcy proceeding and is permitted to reject the underlying ground lease, Global Signal Acquisitions II could lose its interest in the applicable sites. If Global Signal Acquisitions II were to lose its interest in the applicable sites or if the applicable ground leases were to be terminated, we would lose the cash flow derived from the towers on those sites, which may have a material adverse effect on our business. We have similar bankruptcy risks with respect to sites that we operate under management agreements.
Our failure to comply with our covenants in the Sprint Master Leases, including our obligation to timely pay ground lease rent, could result in an event of default under the applicable Sprint Master Leases, which would adversely impact our business.
Subject to certain cure, arbitration, or other provisions, in the event of an uncured default under a Sprint Master Lease, Sprint may terminate the Sprint Master Lease as to the applicable sites. If we default under the Sprint Master Leases with respect to more than 20% of the Sprint Sites within any rolling five-year period, Sprint will have the right to terminate the Sprint Master Leases with respect to all Sprint Sites. If Sprint terminates Sprint Master Leases with respect to all of or a significant number of sites, we would lose all of our interests in those sites (which collectively represent approximately 68% of our sites as of December 31, 2017) and our ability to make payments on the 3.849% Secured Notes would therefore be significantly impaired.

We have no employees of our own and hence are dependent on the Manager for the conduct of our operations. Any failure of the Manager to continue to perform in its role as manager of the sites could have a material adverse impact on our business.
Pursuant to a management agreement among CCL, certain of its direct and indirect subsidiaries and CCUSA ("Management Agreement"), all of our sites are managed by CCUSA ("Manager"). The Manager continues to be responsible for causing maintenance to be carried out in a timely fashion, carrying out the landlord's responsibilities under the tenant contracts, and marketing the site spaces. Management errors may adversely affect the revenue generated by the sites. In addition, the Manager's performance continues to depend to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support, legal, or finance personnel, some of whom may be difficult to replace. The Manager does not have employment agreements with any of its employees, and no assurance can be given that the services of such personnel will continue to be available to the Manager. Furthermore, the Manager does not maintain key man life insurance policies on its executives that would adequately compensate it for any loss of services of such executives. The loss of the services of one or more of these executives could have a material adverse effect on the Manager's ability to manage our operations.
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
In addition to managing our operations, the Manager is currently party to, and may in the future enter into, separate management agreements with its other affiliates that own, lease, and manage towers or other wireless communications sites. These other affiliates may be engaged in the construction, acquisition, or leasing of wireless communications sites in proximity to our sites. As a result, the Manager may engage in business activities that are in competition with our business in respect of the sites, and the Manager may experience conflicts of interest in the management of our sites and such other sites. Pursuant to the Management Agreement, the Manager continues to be prohibited from soliciting lessees to transfer tenant contracts from sites owned, leased, or managed by us to sites owned, leased or managed by our affiliates. However, there can be no assurance that the persons that control us, the Manager, or those other affiliates will allocate their management efforts in such a way as to maximize the returns with respect to our sites, as opposed to maximizing the returns with respect to other sites. The expansion and development of the Manager's business through acquisitions, increased product offerings or other strategic growth opportunities may cause disruptions in our business, which may have an adverse effect on our business operations or financial results. As a result, the Manager and we may experience conflicts of interest in the management of the land sites. Pursuant to the Management Agreement, the Manager has agreed to manage the sites in the same manner as if the lessees thereunder were not affiliates.
In addition, we may, subject to certain restrictions on affiliate transactions in the Secured Notes Indenture, enter into arms-length transactions with our affiliates to acquire land under our sites. There can be no assurance that the persons that control us will allocate potential opportunities in such a way as to maximize the returns with respect to our sites, as opposed to maximizing the returns for our affiliates.
New wireless technologies may not deploy or be adopted by customers as rapidly or in the manner projected.
There can be no assurances that new wireless services or technologies will be introduced or deployed as rapidly or in the manner projected by the wireless or broadcast industries. In addition, demand or adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities or demand for our communications infrastructure arising from such technologies may not be realized at the times or to the extent anticipated.
If radio frequency emissions from wireless handsets or equipment on our communications infrastructure are demonstrated to cause negative health effects, potential future claims could adversely affect our operations, costs, or revenues.
The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. We cannot guarantee that claims relating to radio frequency emissions will not arise in the future or that the results of such studies will not be adverse to us.

Public perception of possible health risks associated with cellular or other wireless data services may slow or diminish the growth of wireless companies, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless services. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs or revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters.
If we fail to comply with laws or regulations which regulate our business and which may change at any time, we may be fined or even lose our right to conduct some of our business.
A variety of federal, state, local, and foreign laws and regulations apply to our business. Failure to comply with applicable requirements may lead to civil or criminal penalties, require us to assume indemnification obligations or breach contractual provisions. We cannot guarantee that existing or future laws or regulations, including federal, state and local tax laws, will not adversely affect our business (including CCIC's REIT status), increase delays or result in additional costs. We also may incur additional costs as a result of liabilities under applicable laws and regulations, such as those governing environmental and safety matters. These factors may have a material adverse effect on us.
CCIC’s failure to remain qualified to be taxed as a REIT would result in its inability to deduct dividends to stockholders when computing its taxable income, which could reduce our available cash or subject us to income taxes.
CCIC operates as a REIT for federal income tax purposes. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is distributed to its stockholders. As a REIT, CCIC may still be subject to certain federal, state, local, and foreign taxes on its income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local, or foreign income, franchise, property, and transfer taxes. We are an indirect subsidiary of CCIC and, for U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT. Furthermore, as a result of the deduction for dividends paid, some or all of CCIC's net operating loss carryforwards ("NOLs") related to its REIT status may expire without utilization.
While CCIC intends to operate so that it remains qualified as a REIT, given the highly complex nature of the rules governing REITs, the importance of ongoing factual determinations, the possibility of future changes in circumstances, and the potential impact of future changes to laws and regulations impacting REITs, no assurance can be given by CCIC or us that CCIC will qualify as a REIT for any particular year.
We do not expect the recently enacted legislation commonly referred to as the Tax Reform Act to significantly affect us, although we cannot predict with certainty how such legislation will affect CCIC and us in the future. In addition, the present U.S. federal tax treatment of REITs is subject to change, possibly with retroactive effect, by legislative, judicial or administrative action at any time, and any such change might adversely affect CCIC's REIT status or benefits. We cannot predict the impact, if any, that such changes, if enacted, might have on our business. However, it is possible that such changes could adversely affect our business or inclusion of our assets and operations in CCIC's REIT.
If, in any taxable year, CCIC fails to qualify for taxation as a REIT and it is not entitled to relief under the Code, then we will be subject to federal and state income tax, including for applicable years beginning before January 1, 2018, any applicable alternative minimum tax, on our taxable income at regular corporate rates.
As a REIT, CCIC needs to continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it dividends to its stockholders, and the ownership of its capital stock in order to maintain REIT status. Compliance with these tests requires CCIC to refrain from certain activities and may hinder its ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by its taxable REIT subsidiaries ("TRSs"), and to that extent limit its opportunities and its flexibility to change its business strategy. Furthermore, acquisition opportunities in domestic or international markets may be adversely affected if CCIC needs or requires the target company to comply with some REIT requirements prior to completing any such acquisition. In addition, as a REIT, CCIC may face investor pressures not to pursue growth opportunities that are not immediately accretive.
Available Information
CCIC maintains a website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended) ("Exchange Act") are made available, free of charge, through the investor relations section of CCIC's website at http://investor.crowncastle.com or at the SEC's website at http://sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read or copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Towers are vertical, metal structures generally ranging in height from 50 to 300 feet. Our towers are located on tracts of land that support the towers, equipment shelters and, where applicable, guy-wires to stabilize the structure. As of December 31, 2017, the average number of tenants (defined as a unique license and any related amendments thereto) per site is approximately 2.8. Substantially all of our towers can accommodate additional tenancy either as currently constructed or with appropriate modifications to the structure.
See "Item 1. Business—Overview" for information regarding our communications infrastructure portfolio and for a discussion of the location of our towers, including the percentage of our towers in the top 50 and 100 BTAs. See "Item 7. MD&A—General Overview" for information on land interests under our sites as of December 31, 2017.

Item 3.     Legal Proceedings
We are periodically involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings arising in the ordinary course of business involve disputes with landlords, vendors, collection matters involving bankrupt customers, zoning or siting matters or condemnation. While the outcome of these matters cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

Item 4.     Mine Safety Disclosures
N/A

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our equity is not publicly traded. Our only member is GSOP, a wholly-owned indirect subsidiary of CCIC. During 2017, we recorded an equity distribution from GSOP of amounts due to our affiliates of $296.5 million. During 2016, we recorded a net equity contribution from GSOP of amounts due from our affiliates of $228.0 million, comprised of an equity contribution from GSOP of $508.5 million related to the repayment of debt and an equity distribution to GSOP of $280.5 million of amounts due to affiliates. See notes 5 and 6 to our consolidated financial statements.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, lease, and manage approximately 7,600 sites located across the United States. See "Item 1. Business" for additional information regarding our sites and contracts.
Business Fundamentals
The following are certain highlights of our business fundamentals as of and for the year ended December 31, 2017:

•	Potential growth resulting from wireless network expansion and new entrants caused by increasing demand for wireless data

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our communications infrastructure.

◦
We expect existing and potential new customer demand for our towers will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet usage, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity and (6) the availability of additional spectrum.

◦	Substantially all of our towers can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure.

◦	U.S. wireless carriers continue to invest in their networks.

•	Organizational Structure

◦
For U.S. federal income tax purposes, CCIC operates as a REIT and, as its indirect subsidiary, our assets and operations are included in the CCIC REIT. See "Item 1A. Risk Factors" and notes 2 and 8 to our consolidated financial statements.

◦
Our subsidiaries (other than Crown Castle GS III Corp.) were organized specifically to own, lease, and manage certain shared communications infrastructure, such as towers or other structures, and have no employees.

◦
Management services, including those functions reasonably necessary to maintain, market, operate, manage, or administer the sites, are performed by CCUSA. The management fee under the Management Agreement is equal to 7.5% of our "Operating Revenues," as defined under the Management Agreement.

•	Site rental revenues under long-term tenant contracts

◦	Initial terms of five to 15 years, with contractual escalations and multiple renewal periods at the option of the tenant of five to ten years each.

◦
The weighted-average remaining term (calculated by weighting the remaining term for each contract by the related site rental revenue) of tenant contracts was approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $4.2 billion of expected future cash inflows.

•	Revenues predominately from large wireless carriers.

◦	Approximately 88% of our site rental revenues were derived from Sprint, AT&T, T-Mobile, and Verizon Wireless. See "Item 1A. Risk Factors" and note 11 to our consolidated financial statements.

◦	The average number of tenants per site was approximately 2.8.

•	Majority of land interests under our towers are under long-term control

◦
More than 80% and more than 50% of our sites are under our control for greater than 10 and 20 years, respectively. The aforementioned include sites that reside on land interests that are owned, including fee interests and perpetual easements.

◦
The contracts for land interest under our towers had an average remaining life (calculated by weighting the remaining term for each contract by its percentage of our total site rental revenues) of approximately 24 years.

◦
Approximately 20% of our site rental cost of operations represents ground lease payments to our affiliates. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 2% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 5 to our consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $357.3 million. See "Item 7. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2018.

•
During 2018, we also expect that the impact from tenant leasing will be offset by non-renewals of tenant contracts, primarily from our customers' decommissioning of the Acquired Networks, at least in part.

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
Comparison of Consolidated Results of Operations
The following is a comparison of our 2017, 2016 and 2015 consolidated results of operations:

	Years Ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands of dollars)
Site rental revenues	$616,897	$611,639	$607,276	1%	1%

Operating expenses:
Costs of operations(a)(b):	186,419	185,713	182,084	—%	2%
Management fee(b)	46,946	45,433	43,709	3%	4%
Asset write-down charges	181	4,851	6,021	*	*
Depreciation, amortization and accretion	210,607	209,361	207,825	1%	1%
Total operating expenses	444,153	445,358	439,639	—%	1%
Operating income (loss)	172,744	166,281	167,637	4%	(1)%
Interest expense and amortization of deferred financing costs(b)	(39,874)	(49,515)	(53,223)	(19)%	(7)%
Gain (loss) on retirement of debt	—	(10,273)	—	*	*
Other income (expense)	287	(242)	(244)	*	*
Income (loss) before income taxes	133,157	106,251	114,170	*	*
Benefit (provision) for income taxes	614	668	733	*	*
Net income (loss)	$133,771	$106,919	$114,903	*	*
____________________

*	Percentage is not meaningful.

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties' transactions.
Years Ended December 31, 2017 and 2016
Site rental revenues for 2017 increased by approximately $5.3 million, or 1%, from 2016. Site rental revenues were impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 7. MD&A—General Overview."
Operating income for the twelve months ended December 31, 2017 increased by $6.5 million or 4%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues and a decrease in asset write-down charges from the twelve months ended December 31, 2016.
During September 2016, CCIC issued $700 million aggregate principal amount of 2.250% senior unsecured notes ("September 2016 Senior Notes") and used a portion of the proceeds to repay all of our previously outstanding 2.381% Secured Notes, which resulted in a loss on retirement of debt of approximately $10.3 million.
Interest expense and amortization of deferred financing costs for the twelve months ended December 31, 2017 decreased by $9.6 million, or 19%, from the same period in the prior year. This decrease was related to the aforementioned repayment in September 2016 of the previously outstanding 2.381% Secured Notes.
Benefit (provision) for income taxes remained consistent from 2016 to 2017. The effective tax rates for 2017 and 2016 differ from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. See "Item 1A. —Risk Factors" and notes 2 and 8 to our consolidated financial statements.

Net income for 2017 was approximately $133.8 million, compared to net income of approximately $106.9 million for 2016, which was predominately due to the aforementioned loss on retirement of debt, decrease in interest expense and amortization of deferred financing costs.
Years Ended December 31, 2016 and 2015
Site rental revenues for 2016 increased by approximately $4.4 million, or 1%, from 2015. Site rental revenues were impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity. See also "Item 7. MD&A—General Overview."
Operating income for the twelve months ended December 31, 2016 decreased by $1.4 million or 1%, from the same period in the prior year. The decrease in operating income was predominately due to increases in cost of operations, the management fee and depreciation, amortization and accretion, partially offset by a decrease in asset write-down charges.
During September 2016, CCIC issued $700 million aggregate principal amount of September 2016 Senior Notes and used a portion of the proceeds to repay all of our previously outstanding 2.381% Secured Notes, which resulted in a loss on retirement of debt of approximately $10.3 million.
Benefit (provision) for income taxes remained consistent from 2015 to 2016. The effective tax rates for 2016 and 2015 differs from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. See "Item 1A. —Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Net income for 2016 was approximately $106.9 million, compared to net income of approximately $114.9 million for 2015, which was predominately due to the aforementioned loss on retirement of debt recorded for the repayment of our previously outstanding 2.381% Secured Notes.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term contracts (see "Item 7. MD&A—General Overview"), predominately from the largest U.S. wireless carriers. Historically, our net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures. For the foreseeable future, we expect to continue to generate net cash provided by operating activities (exclusive of movements in working capital) that exceeds our capital expenditures. We seek to allocate the net cash provided by our operating activities in a manner that we believe drives value for our member.
From a cash management perspective, we currently distribute cash on hand above amounts required pursuant to the Management Agreement to our member. If any future event would occur that would leave us with a deficiency in our operating cash flow, while not required, CCIC may contribute cash back to us.
CCIC operates as a REIT for U.S. federal income tax purposes. We are an indirect subsidiary of CCIC and for U.S. federal income tax purposes, our assets and operations are part of the CCIC REIT. We expect to continue to pay minimal cash income taxes as a result of CCIC's REIT status and NOLs. "Item 1A. Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2017:

December 31, 2017
(In thousands of dollars)
Cash and cash equivalents	$30,771
Debt	992,663
Total equity	2,576,471
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.

Long-term Strategy. We may increase our debt in nominal dollars, subject to the provisions of the 2012 Secured Notes outstanding and various other factors, such as the state of the capital markets and CCIC's targeted capital structure, including with respect to leverage ratios. From a cash management perspective, we currently distribute cash on hand above amounts required pursuant to the Management Agreement to our member. If any future event would occur that would leave us with a deficiency in our operating cash flow, while not required, CCIC may contribute cash back to us.
See note 5 to our consolidated financial statements for additional information regarding our debt.
Summary Cash Flows Information

	Years Ended December 31,
	2017	2016	2015
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$357,317	$333,052	$310,986
Investing activities	(49,551)	(53,409)	(85,216)
Financing activities	(296,545)	(280,494)	(231,600)
Net increase (decrease) in cash and cash equivalents	$11,221	$(851)	$(5,830)
Operating Activities
The increase in net cash provided by operating activities for 2017 of $24.3 million, or 7%, from 2016 was primarily due to (1) growth in cash revenues, including cash escalations that are subject to straight-line accounting and (2) a net benefit from a year-over-year change in working capital. This year-over-year change in working capital primarily related to changes in deferred site rental receivables and other assets. The increase from 2015 to 2016 was primarily due to (1) growth in cash revenues, including cash escalations that are subject to straight-line accounting and (2) a net benefit from year-over-year changes in working capital. This year-over-year change in working capital primarily related to changes in deferred revenues and other assets.
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

•	Sustaining capital expenditures consist of capital improvements on our sites that enable our customers' ongoing quiet enjoyment of the site.
A summary of our capital expenditures for the last three years is as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands of dollars)
Site improvements	40,051	43,721	76,064
Sustaining	9,500	9,688	9,152
Total	49,551	53,409	85,216
Capital expenditures decreased by approximately $3.9 million from 2016 to 2017. This decrease is predominately due to lower volume of improvements performed on existing sites.

Financing Activities
The net cash flows used for financing activities during the years ended December 31, 2017, 2016, and 2015 were impacted by our continued practice of distributing excess cash to our member. In addition, in September 2016, CCIC issued $700 million aggregate principal amount of September 2016 Senior Notes and used a portion of the net proceeds from the September 2016 Senior Notes offering to repay $500 million of our previously outstanding 2.381% Secured Notes. We recorded an equity contribution related to the debt repayment of our previously outstanding 2.381% Secured Notes for the year ended December 31, 2016. See notes 5 and 6 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2017. These contractual cash obligations relate primarily to our 3.849% Secured Notes and lease obligations for land interests under our towers.

	Years Ending December 31,
Contractual Obligations(a)	2018	2019	2020	2021	2022	Thereafter	Totals
	(In thousands of dollars)
Debt	$—	$—	$—	$—	$—	$1,000,000	$1,000,000
Interest payments on debt	38,490	38,490	38,490	38,490	38,490	19,245	211,695
Lease obligations(b)	138,940	140,350	141,363	141,078	138,026	1,726,965	2,426,722
Total contractual obligations	$177,430	$178,840	$179,853	$179,568	$176,516	$2,746,210	$3,638,417

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon contract and easement terminations to remove communications infrastructure or remediate the land upon which our communications infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2017, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $132 million. As of December 31, 2017, the net present value of these asset retirement obligations was approximately $30.9 million.

•	We are contractually obligated to pay or reimburse others for property taxes related to our sites.

•
CCIC has the option to purchase approximately 68% of our sites that are leased or subleased or operated and managed under Sprint Master Leases at the end of their contract term. CCIC has no obligation to exercise the purchase option. See note 1 to our consolidated financial statements for further discussion.

•	We have legal obligations for open purchase order commitments obtained in the ordinary course of business that have not yet been fulfilled.

(b)
Amounts relate primarily to contract obligations for the land interests on which our towers reside. The operating lease payments included in the table above include payments for certain renewal periods at our option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant contracts. As of December 31, 2017, the contracts for land interests under our towers had an average remaining life of approximately 24 years, weighted based on site rental revenues. See note 10 to our consolidated financial statements.

Debt Restrictions
The Secured Notes Indenture does not contain financial maintenance covenants but it does contain restrictive covenants, subject to certain exceptions, related to our ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, we may not issue debt other than (1) certain permitted refinancings of the 3.849% Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the Secured Notes Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Secured Notes Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2017, our Debt to Adjusted Consolidated Cash Flow Ratio was 2.5 to 1, and, as a result, we are currently not restricted in our ability to incur additional indebtedness. Further, we are not restricted in our ability to distribute cash to affiliates or issue dividends to our member.

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

Revenue Recognition. Our revenue consists solely of site rental revenues, which are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. If the payment terms call for fixed escalations (as in fixed dollar or fixed percentage increases), upfront payments or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "deferred site rental receivables." Amounts billed or received prior to being earned, are deferred and reflected in "deferred revenues" and "above-market leases and other liabilities." See note 2 to our consolidated financial statements.
Accounting for Long-Lived Assets—Valuation. As of December 31, 2017, our largest assets were our intangible assets, including goodwill and site rental contracts and customer relationships (approximately $1.3 billion and $903 million in net book value, respectively, resulting predominately from the merger of Global Signal Inc. with and into a subsidiary of CCIC in 2007), followed by our $1.0 billion in net book value of property and equipment, which predominately consists of sites. Nearly all of our identifiable intangibles relate to the site rental contracts and customer relationships intangible assets. See notes 2 and 4 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and customer relationships intangible assets.
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
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground contracts or easements, to remove sites or remediate the land upon which our sites reside. In determining the fair value of these asset retirement obligations, we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, (3) discount rates, and (4) the probability of enforcement to remove the towers or remediate the land. See note 2 to our consolidated financial statements.
Accounting for Long-Lived Assets—Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization, and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our sites, which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the contract (including optional renewals) for the land interests under the towers.
The useful life of our intangible assets is estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. We review the expected useful lives of our intangible assets on an ongoing basis and adjust if necessary. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and customer relationships intangible assets is limited by the maximum depreciable life of the communications infrastructure (20 years), as a result of the interdependency of the sites and site rental contracts and customer relationships. In contrast, the site rental contracts and customer relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and customer relationships are valued based upon the fair value of the site rental contracts and customer relationships which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.

Accounting for Long-Lived Assets—Impairment Evaluation. We review the carrying values of property and equipment, intangible assets, or other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and customer relationships:

(1)	we pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups, and

(2)	we separately pool site rental contracts and customer relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate.
We first pool site rental contracts and customer relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view sites as portfolios and sites in a given portfolio and its related tenant contracts are not largely independent of the other sites in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of sites, (2) the interdependencies of site portfolios, and (3) the manner in which sites are traded in the marketplace. The vast majority of our site rental contracts and customer relationships intangible assets and property and equipment are pooled into the U.S. owned communications infrastructure group. Secondly, and separately, we pool site rental contracts and customer relationships by significant tenant or by tenant grouping (for individually insignificant tenants), as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and customer relationships intangible assets to the underlying contracts and related customer relationships acquired.
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results, or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our sites or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our sites or (2) our ability to derive benefit from our existing tenant relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant tenant. During the periods presented, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
If the sum of the estimated future cash flows (undiscounted) from an asset, or portfolio group, significant tenant or tenant group (for individually insignificant tenants), as applicable, is less than its carrying amount, an impairment loss may be recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our communications infrastructure and (2) estimates regarding tenant cancellations and renewals of contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results, or the utility of the assets results in changes for our impairment test calculations, which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.
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
Accounting for Goodwill—Impairment Evaluation. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount, we would be required to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We have one reporting unit for goodwill impairment testing. We performed our annual goodwill impairment test as of October 1, 2017, which resulted in no impairments.

Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position, including as a result of refinancing our existing debt or issuing incremental debt. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. Currently, all of our debt is fixed rate. See "Item 7. MD&A—Contractual Cash Obligations" and note 5 to our consolidated financial statements for a discussion of our debt maturity.
As of December 31, 2017, we have no interest rate swaps hedging any refinancings. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

Item 8.    Financial Statements and Supplementary Data

CC Holdings GS V LLC
Index to Consolidated Financial Statements and Financial Statement Schedules

Financial statements of certain of CC Holdings GS V LLC's wholly-owned subsidiaries are included pursuant to Rule 3-16 of Regulation S-X in financial statement schedules in a separate section of this Annual Report on Form 10-K (beginning on page S-1 following Part IV).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
CC Holdings GS V LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CC Holdings GS V LLC and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, cash flows and changes in member’s equity for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 26, 2018

We have served as the Company's auditor since 2011.

CC HOLDINGS GS V LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$30,771	$19,550
Receivables, net of allowance of $1,300 and $1,810, respectively	2,581	3,527
Prepaid expenses	24,300	24,051
Deferred site rental receivables	24,638	19,833
Other current assets	467	480
Total current assets	82,757	67,441
Deferred site rental receivables	333,164	346,507
Property and equipment, net	1,041,157	1,088,883
Goodwill	1,338,730	1,338,730
Site rental contracts and customer relationships, net	902,667	1,016,200
Other intangible assets, net	19,859	21,807
Long-term prepaid rent and other assets, net	38,154	35,490
Total assets	$3,756,488	$3,915,058

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,801	$3,387
Accrued interest	8,126	8,126
Deferred revenues	11,586	11,930
Other accrued liabilities	8,828	9,856
Total current liabilities	30,341	33,299
Debt	992,663	991,279
Deferred ground lease payable	107,673	102,519
Above-market leases and other liabilities	49,340	48,716
Total liabilities	1,180,017	1,175,813
Commitments and contingencies (note 9)
Member's equity:
Member's equity	2,576,471	2,739,245
Accumulated earnings (deficit)	—	—
Total member's equity	2,576,471	2,739,245
Total liabilities and equity	$3,756,488	$3,915,058

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2017	2016	2015

Site rental revenues	$616,897	$611,639	$607,276

Operating expenses:
Site rental cost of operations—third parties(a)	149,764	151,812	150,225
Site rental cost of operations—related parties(a)	36,655	33,901	31,859
Site rental cost of operations—total(a)	186,419	185,713	182,084
Management fee—related party	46,946	45,433	43,709
Asset write-down charges	181	4,851	6,021
Depreciation, amortization, and accretion	210,607	209,361	207,825
Total operating expenses	444,153	445,358	439,639
Operating income (loss)	172,744	166,281	167,637
Interest expense and amortization of deferred financing costs	(39,874)	(49,515)	(53,223)
Gains (losses) on retirement of debt	—	(10,273)	—
Other income (expense)	287	(242)	(244)
Income (loss) before income taxes	133,157	106,251	114,170
Benefit (provision) for income taxes	614	668	733
Net income (loss)	$133,771	$106,919	$114,903

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$133,771	$106,919	$114,903
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	210,607	209,361	207,825
Amortization of deferred financing costs	1,384	2,427	2,828
Asset write-down charges	181	4,851	6,021
(Gains) losses on retirement of debt	—	10,273	—
Changes in assets and liabilities:
Increase (decrease) in accrued interest	—	(529)	—
Increase (decrease) in accounts payable	(1,110)	257	113
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	1,964	3,678	1,734
Decrease (increase) in receivables	946	458	1,050
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent and other assets	9,574	(4,643)	(23,488)
Net cash provided by (used for) operating activities	357,317	333,052	310,986
Cash flows from investing activities:
Capital expenditures	(49,551)	(53,409)	(85,216)
Net cash provided by (used for) investing activities	(49,551)	(53,409)	(85,216)
Cash flows from financing activities:
Purchases and redemptions of debt	—	(508,472)	—
Equity contribution related to debt repayment	—	508,472	—
Distributions to member	(296,545)	(280,494)	(231,600)
Net cash provided by (used for) financing activities	(296,545)	(280,494)	(231,600)
Net increase (decrease) in cash and cash equivalents	11,221	(851)	(5,830)
Cash and cash equivalents at beginning of year	19,550	20,401	26,231
Cash and cash equivalents at end of year	$30,771	$19,550	$20,401

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2014	$2,327,938	$193,107	$2,521,045
Distributions to member (note 6)	—	(231,600)	(231,600)
Net income (loss)	—	114,903	114,903
Balance at December 31, 2015	$2,327,938	$76,410	$2,404,348
Equity contribution related to debt repayment (note 5)	508,472	—	508,472
Distributions to member (note 6)	(97,165)	(183,329)	(280,494)
Net income (loss)	—	106,919	106,919
Balance at December 31, 2016	$2,739,245	$—	$2,739,245
Distributions to member (note 6)	(162,774)	(133,771)	(296,545)
Net income (loss)	—	133,771	133,771
Balance at December 31, 2017	$2,576,471	$—	$2,576,471

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
The Company is organized specifically to own, lease, and manage approximately 7,600 towers and other structures (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms, ("land interests") (collectively, "communications infrastructure" or "sites") that are geographically dispersed across the United States ("U.S"). The Company's customers on its communications infrastructure are referred to herein as "tenants." The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "contracts"). Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement (as defined below), as the Company has no employees.
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
For U.S. federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See notes 2 and 8.
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

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land, which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of communications infrastructure is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals, or improvements are capitalized, while maintenance and repairs are expensed. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $0.2 million, $4.9 million, and $5.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the land upon which the Company's communications infrastructure resides. With respect to the Sprint Sites, the Company does not have retirement obligations to the extent such retirement would occur beyond the period for which it has a contract term. Asset retirement obligations are included in "above-market leases and other liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization, and accretion" expense on the Company's consolidated statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a “step-one impairment test,” is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual goodwill impairment test as of October 1, 2017, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationship, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships or (2) below-market leases for land interests under the acquired towers classified as "other intangible assets, net." The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
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
Above-market Leases
Above-market leases consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining contract term at the acquisition date.
Deferred Financing Costs
Third-party costs incurred to obtain financing are deferred and are included as a direct deduction from the carrying amount of the related debt liability in "debt" on the Company's consolidated balance sheet.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's consolidated balance sheet.
Costs of Operations
In excess of three-fourths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.
Generally, the ground lease agreements are specific to each site, are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the contract agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the communications infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the contract agreement for the land that existed prior to the purchase of such land by the affiliate.
The Company's current liability related to straight-line ground lease expense is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $1.9 million and $1.6 million for the years ended December 31, 2017 and 2016,

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

respectively. The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's consolidated balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's consolidated balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $5.7 million and $5.8 million for the years ended December 31, 2017 and 2016, respectively.
Management Fee
The Company is charged a management fee by CCUSA, a wholly-owned indirect subsidiary of CCIC, relating to management services, which include those functions reasonably necessary to maintain, market, operate, manage, and administer the sites. The management fee is equal to 7.5% of the Company's revenues, excluding the revenues related to the accounting for leases with fixed escalators as required by the applicable accounting standards. See note 6.
Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes (repealed effective January 1, 2018), (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) franchise taxes, (5) property taxes, and (6) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
The Company does not expect the Tax Cuts and Jobs Act, which was signed into law in December 2017, to have a significant impact on its consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
No new accounting pronouncements adopted during the year ended December 31, 2017 had a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Although early adoption is permitted, the Company does not expect to early adopt the new guidance prior to January 1, 2019. The Company expects that (1) lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance to have a material impact on its consolidated balance sheet due to the addition of right-of-use assets

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

and lease liabilities for all lessee arrangements with a term greater than 12 months; and (3) there will not be a material impact to its consolidated statement of operations and consolidated statement of cash flows.
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
In January 2017, the FASB issued new guidance which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for the Company as of January 1, 2018, and is required to be applied prospectively. Early adoption is permitted. The Company will adopt this guidance effective January 1, 2018 and will apply the new guidance to prospective transactions. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2017	2016
Land(a)	—	$73,214	$73,872
Towers	1-20 years	1,872,975	1,827,805
Construction in progress	—	14,514	15,876
Total gross property and equipment		1,960,703	1,917,553
Less accumulated depreciation		(919,546)	(828,670)
Total property and equipment, net		$1,041,157	$1,088,883

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $94.3 million, $93.5 million, and $92.2 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases and associated leasehold improvements, which have related gross property and equipment and accumulated depreciation of $1.0 billion and $559.7 million, respectively, as of December 31, 2017.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$2,102,005	$(1,199,338)	$902,667	$2,102,005	$(1,085,805)	$1,016,200
Other intangible assets	50,999	(31,140)	19,859	51,595	(29,788)	21,807
Total	$2,153,004	$(1,230,478)	$922,526	$2,153,600	$(1,115,593)	$1,038,007

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2017	2016	2015
Depreciation, amortization and accretion	$113,635	$113,621	$113,570
Site rental costs of operations	1,591	1,677	1,788
Total amortization expense	$115,226	$115,298	$115,358
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental cost of operations") for the years ending December 31, 2018 to 2022 is as follows:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Estimated annual amortization	$115,164	$115,136	$115,105	$114,998	$114,933
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $1.7 million, $1.8 million and $1.9 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$41,538	$(23,263)	$18,275	$41,538	$(21,544)	$19,994
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ending December 31, 2018 to 2022 is as follows:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Estimated annual amortization	$1,698	$1,674	$1,645	$1,512	$1,422

5.	Debt
2012 Secured Notes
On December 24, 2012, CCL and Crown Castle GS III Corp. ("Co-Issuer" and, together with CCL, "Issuers") issued (1) $500.0 million aggregate principal amount of 2.381% senior secured notes due December 2017 ("2.381% Secured Notes") and (2) $1.0 billion aggregate principal amount of 3.849% senior secured notes due April 2023 ("3.849% Secured Notes" and together with the 2.381% Secured Notes, "2012 Secured Notes"). The 2012 Secured Notes were issued pursuant to an indenture dated as of December 24, 2012 ("Indenture"), by and among the Issuers, the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee ("Trustee"). The Issuers and the Guarantors are indirect wholly-owned subsidiaries of CCIC. The Company used the net proceeds from the issuance of the 2012 Secured Notes to (1) repurchase and redeem a portion of the previously outstanding 7.75% senior secured notes due 2017 ("7.75% Secured Notes") and (2) distribute cash to CCIC to fund the repurchase and redemption of a portion of CCIC's senior notes.
The outstanding balance of the 2012 Secured Notes as of December 31, 2017 and December 31, 2016 was $1.0 billion. See below for discussion related to the repayment of the previously outstanding 2.381% Secured Notes. The stated interest rate of the 2012 Secured Notes as of December 31, 2017 was 3.849% per annum.
The 3.849% Secured Notes are payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2013. CCL, at its option, may redeem the 3.849% Secured Notes in whole or in part at any time by paying 100% of the principal amount of such 3.849% Secured Notes, together with accrued and unpaid interest, if any, plus a "make-whole" premium (as defined in the Indenture).

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The 3.849% Secured Notes are guaranteed by the direct and indirect wholly-owned subsidiaries of CCL, other than the Co-Issuer (collectively, "Guarantors"). The 3.849% Secured Notes will be paid solely from the cash flows generated from operation of the towers held directly or indirectly by CCL and the Guarantors.
Concurrently with the issuance of the 2012 Secured Notes, CCL and certain of its subsidiaries entered into a pledge and security agreement with the Trustee. Pursuant to the terms of such pledge and security agreement, the 3.849% Secured Notes are secured on a first-priority basis by a pledge of the equity interests of the Guarantors.
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
Debt Restrictions. The Indenture does not contain financial maintenance covenants but it does contain restrictive negative covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, the Company may not issue debt other than (1) certain permitted refinancings of the 3.849% Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2017, the Company's Debt to Adjusted Consolidated Cash Flow Ratio is 2.5 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member.
Contractual Maturities
The following are the scheduled contractual maturities of total debt outstanding at December 31, 2017.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total Cash Obligations	Unamortized Deferred Financing Costs	Total Debt Outstanding
Scheduled contractual maturities	$—	$—	$—	$—	$—	$1,000,000	$1,000,000	$(7,337)	$992,663
Previously Outstanding Debt
In September 2016, CCIC issued $700 million aggregate principal amount of 2.250% senior unsecured notes ("September 2016 Senior Notes"). CCIC used a portion of the net proceeds from the September 2016 Senior Notes offering to repay in full the previously outstanding 2.381% Secured Notes. The Company recorded an equity contribution related to the repayment of the previously outstanding 2.381% Secured Notes for the year ended December 31, 2016. As a result of the repayment of the previously outstanding 2.381% Secured Notes, the Company recorded a loss on retirement of debt of $10.3 million, which was inclusive of $1.8 million related to the write off of deferred financing costs.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Years Ended December 31,
	2017	2016	2015
Interest expense on debt obligations	$38,490	$47,088	$50,395
Amortization of deferred financing costs	1,384	2,427	2,828
Total	$39,874	$49,515	$53,223

6.	Related Party Transactions

As discussed in note 5, the Company and the Guarantors entered into a Management Agreement with CCUSA, which replaced a previous management agreement among the same parties. Pursuant to the Management Agreement, CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which is based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage, and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as Manager, CCUSA may make certain modifications to the Company's sites. The management fee charged by CCUSA for the years ended December 31, 2017, 2016, and 2015 totaled $46.9 million, $45.4 million, and $43.7 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any agreement and for which no operating results are reflected herein.
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2017, there are nearly 30% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $36.7 million, $33.9 million, and $31.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. Also, the Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2017, 2016, and 2015, rent revenue from affiliates totaled $1.0 million, $1.0 million, and $0.9 million, respectively.
For the year ended December 31, 2017, the Company recorded an equity distribution of $296.5 million, reflecting distributions to its member. For the year ended December 31, 2016, the company recorded a net equity contribution of $228.0 million, which was inclusive of (1) an equity contribution from CCIC of $508.5 million related to the repayment of the previously outstanding 2.381% Secured Notes (see note 5) and (2) an equity distribution of $280.5 million, reflecting distributions to its member. For the year ended December 31, 2015, the Company recorded an equity distribution of $231.6 million, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of As of December 31, 2017 and 2016, the Company had no material related party assets or liabilities on its consolidated balance sheet.

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

	Level in Fair Value Hierarchy	December 31, 2017		December 31, 2016
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$30,771	$30,771	$19,550	$19,550
Liabilities:
Debt	2	992,663	1,032,530	991,279	1,013,300

8.	Income Taxes
For the years ended December 31, 2017, 2016 and 2015 the Company had benefits for income taxes of $0.6 million, $0.7 million, and $0.7 million, respectively, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. The Company's effective tax rate for the years ended December 31, 2017, 2016 and 2015 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2), and the aforementioned impacts described above.
As of December 31, 2017, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
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
The Company is involved in various claims, lawsuits, or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. See note 10 for a discussion of the operating lease commitments. In addition, see note 1 for a discussion of the CCIC's option to purchase approximately 68% of the Company's towers at the end of their respective contract terms. CCIC has no obligation to exercise the purchase option.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract or easement termination to remove communications infrastructure or remediate the land upon which communications infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $2.6 million, $2.3 million, and $2.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, liabilities for retirement obligations amounted to $30.9 million and $28.5 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2017, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $132 million. See note 2.

10.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2017. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2017, the weighted-average remaining term (calculated by weighting the

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Tenant leases	$631,239	$618,134	$611,719	$593,410	$550,235	$1,203,114	$4,207,851
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2017. The Company is obligated under non-cancelable operating leases for land interests under approximately 90% of its sites. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. More than 80% and more than 50% of the Company's sites are under the Company's control for greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$138,940	$140,350	$141,363	$141,078	$138,026	$1,726,965	$2,426,722
Rental expense from operating leases was $148.6 million, $144.6 million, and $142.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $29.6 million, $29.0 million, and $28.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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
The Company derives the largest portion of its revenues from customers in the wireless industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant contracts with contractually determinable payment terms and proactive management of past due balances.
Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2017	2016	2015
Sprint	37%	38%	38%
AT&T	19%	20%	21%
T-Mobile	19%	18%	18%
Verizon Wireless	13%	13%	12%
Total	88%	89%	89%

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

12.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2017, 2016, and 2015.

	For Years Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$38,490	$47,617	$50,395

13.	Guarantor Subsidiaries
CCL has no independent assets or operations. The 3.849% Secured Notes are guaranteed by all subsidiaries of CCL, each of which is a wholly-owned subsidiary of CCL, other than Crown Castle GS III Corp., which is a co-issuer of the 2012 Secured Notes and a wholly-owned finance subsidiary. Such guarantees are full and unconditional and joint and several. Subject to the provisions of the Indenture, a guarantor may be released and relieved of its obligations under its guarantee under certain circumstances including: (1) in the event of any sale or other disposition of all or substantially all of the assets of any guarantor, by way of merger, consolidation or otherwise to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (2) in the event of any sale or other disposition of all of the capital stock of any guarantor, to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (3) upon CCL's exercise of legal defeasance in accordance with the relevant provisions of the Indenture, or (4) upon the discharge of the Indenture in accordance with its terms.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2017, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2017, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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

Item 9B.    Other Information
None.

PART III

Item 14.    Principal Accounting Fees and Services
As an indirect wholly-owned subsidiary of CCIC, our principal accounting fees and services are subject to Crown Castle's Audit Committee pre-approval procedures described in its Proxy Statement. This Proxy Statement can be located at CCIC's website (www.crowncastle.com), under Investors, Proxy Statement. Other than these procedures, the information contained at that website is not incorporated by reference in this filing. During 2017, all services provided by the external auditor were pre-approved by CCIC's Audit Committee in accordance with such policies.
Fees for professional services provided by our auditors include the following:

	2017	2016
Audit fees(a)	$249,000	$239,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$249,000	$239,000

(a)	Audit fees principally includes audit and review of financial statements and subsidiary audits, and consents.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:
The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 18.
(a)(2) Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts.
Schedule III—Schedule of Real Estate and Accumulated Depreciation.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this Annual Report on Form 10-K.
Financial statements of certain of CC Holdings GS V LLC's wholly-owned subsidiaries are included pursuant to Rule 3-16 of Regulation S-X in financial statement schedules in a separate section of this Form 10-K (beginning on page S-1 following Part IV).
(a)(3) Exhibits:
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Amended and Restated Certificate of Formation of CC Holdings GS V LLC	S-4	333-187970	April 17, 2013	3.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC	S-4	333-187970	April 17, 2013	3.2
4.1	Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023	8-K	001-16441	December 28, 2012	4.1
4.2	Pledge and Security Agreement dated as of December 24, 2012, by and among CC Holdings GS V LLC, Pinnacle Towers LLC, Pinnacle Towers III LLC, Pinnacle Towers V Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023	S-4	333-187970	April 17, 2013	4.2
10.1	Agreement to Contribute, Lease and Sublease, dated as February 14, 2005, among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.	8-K	001-32168	February 17, 2005	10.1
10.2	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1
10.3	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.4	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.5	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4
10.6	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5
10.7	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6
10.8	Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners	S-4	333-187970	April 17, 2013	10.8
10.9	Registration Rights Agreement, dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers	8-K	001-16441	December 28, 2012	10.2
12*	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101.INS	XBRL Instance Document	—	—	—	—
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	—
101.DEF	XBRL Taxonomy Extension Definition Linkbase	—	—	—	—
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—

*    Filed herewith.
**    Furnished herewith.

Item 16.    Form 10-K Summary
N/A

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of February, 2018.

CC HOLDINGS GS V LLC

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Kenneth J. Simon and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2017 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 26th day of February, 2018.

Name	Title

/s/ JAY A. BROWN	President, Chief Executive Officer and Director
Jay A. Brown	(Principal Executive Officer)

/s/ DANIEL K. SCHLANGER	Senior Vice President, Chief Financial Officer,
Daniel K. Schlanger	Treasurer and Director (Principal Financial Officer)

/s/ KENNETH J. SIMON	Senior Vice President, General Counsel and Director
Kenneth J. Simon

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

CC HOLDINGS GS V LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands of dollars)

		Additions	Deletions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2017	$1,810	$662	$—	$(1,172)	$1,300
2016	$882	$1,697	$—	$(769)	$1,810
2015	$1,099	$284	$—	$(501)	$882

CC HOLDINGS GS V LLC
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2017 and 2016
(In thousands of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period		Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
7,603 sites(1)	$992,663	(2)	(3)	(3)	$1,960,703	(4)	$(919,546)	Various	Various	Up to 20 years

(1)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)	As of December 31, 2017, all of the Company's debt is secured by a pledge of the equity interests in each applicable Guarantor.

(3)	The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

(4)	Does not include those sites under construction.

	2017	2016
Gross amount at beginning	$1,917,553	$1,875,940
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions	—	—
Communications infrastructure construction and improvements	40,051	43,721
Purchase of land interests	—	—
Sustaining capital expenditures	9,500	9,688
Other	—	—
Total additions	49,551	53,409
Deductions during period:
Cost of real estate sold or disposed	(6,401)	(11,796)
Other	—	—
Total deductions:	(6,401)	(11,796)
Balance at end	$1,960,703	$1,917,553

	2017	2016
Gross amount of accumulated depreciation at beginning	$(828,670)	$(740,236)
Additions during period:
Depreciation	(94,348)	(93,455)
Total additions	(94,348)	(93,455)
Deductions during period:
Amount for assets sold or disposed	3,472	5,021
Other	—	—
Total deductions	3,472	5,021
Balance at end	$(919,546)	$(828,670)

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
Years Ended December 31, 2017, 2016 and 2015
Global Signal Acquisitions II LLC
Global Signal Acquisitions II LLC Financial Statements
Years Ended December 31, 2017, 2016 and 2015
Pinnacle Towers LLC
Pinnacle Towers LLC Consolidated Financial Statements
Years Ended December 31, 2017, 2016 and 2015

GLOBAL SIGNAL ACQUISITIONS LLC

Financial Statements

December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
CC Holdings GS V LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Signal Acquisitions LLC as of December 31, 2017 and 2016, and the related statements of operations, cash flows and changes in member’s equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 26, 2018

We have served as the Company's auditor since 2011.

GLOBAL SIGNAL ACQUISITIONS LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2017	2016
ASSETS
Current assets:
Receivables, net of allowance of $82 and $74, respectively	$27	$254
Prepaid expenses	364	386
Deferred site rental receivables	1,477	973
Other current assets	27	27
Total current assets	1,895	1,640
Deferred site rental receivables	18,118	19,017
Property and equipment, net	62,595	65,079
Goodwill	68,841	68,841
Site rental contracts and customer relationships, net	47,637	53,209
Other intangible assets, net	2,973	3,098
Long-term prepaid rent and other assets, net	1,535	1,508
Total assets	$203,594	$212,392

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56	$129
Deferred revenues	557	579
Other accrued liabilities	330	390
Total current liabilities	943	1,098
Deferred ground lease payable	3,135	3,167
Above-market leases and other liabilities	2,822	2,773
Total liabilities	6,900	7,038
Commitments and contingencies (note 8)
Member's equity:
Member's equity	196,694	204,889
Accumulated earnings (deficit)	—	465
Total member's equity	196,694	205,354
Total liabilities and equity	$203,594	$212,392

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2017	2016	2015

Site rental revenues—third parties	$29,143	$28,497	$27,875
Site rental revenues—related parties	2,358	2,322	2,319
Site rental revenues—total	31,501	30,819	30,194

Operating expenses:
Site rental cost of operations—third parties(a)	5,127	5,454	5,192
Site rental cost of operations—related parties(a)	990	901	861
Site rental cost of operations—total(a)	6,117	6,355	6,053
Management fee—related party	2,394	2,258	2,115
Asset write-down charges	—	110	369
Depreciation, amortization, and accretion	10,435	10,277	10,132
Total operating expenses	18,946	19,000	18,669
Operating income (loss)	12,555	11,819	11,525
Other income (expense)	16	(5)	10
Income (loss) before income taxes	12,571	11,814	11,535
Benefit (provision) for income taxes	37	44	34
Net income (loss)	$12,608	$11,858	$11,569

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$12,608	$11,858	$11,569
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	10,435	10,277	10,132
Asset write-down charges	—	110	369
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(73)	139	(117)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	(219)	(82)	(631)
Decrease (increase) in receivables	227	(25)	63
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent and other assets	412	(677)	(1,839)
Net cash provided by (used for) operating activities	23,390	21,600	19,546
Cash flows from investing activities:
Capital expenditures	(2,122)	(2,506)	(4,655)
Net cash provided by (used for) investing activities	(2,122)	(2,506)	(4,655)
Cash flows from financing activities:
Distributions to member	(21,268)	(19,094)	(14,891)
Net cash provided by (used for) financing activities	(21,268)	(19,094)	(14,891)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2014	$204,889	$11,023	$215,912
Distributions to member (note 6)	—	(14,891)	(14,891)
Net income (loss)	—	11,569	11,569
Balance at December 31, 2015	$204,889	$7,701	$212,590
Distributions to member (note 6)	—	(19,094)	(19,094)
Net income (loss)	—	11,858	11,858
Balance at December 31, 2016	$204,889	$465	$205,354
Distributions to member (note 6)	(8,195)	(13,073)	(21,268)
Net income (loss)	—	12,608	12,608
Balance at December 31, 2017	$196,694	$—	$196,694

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
The Company is organized specifically to own, lease and manage towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "communications infrastructure" or "sites") that are geographically dispersed across the United States ("U.S."). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "contracts"). Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
For U.S. federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See notes 2 and 7.
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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land, which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of communications infrastructure is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals or improvements are capitalized, while maintenance and repairs are expensed. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's statement of operations.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the land upon which the Company's communications infrastructure resides. Asset retirement obligations are included in "above-market leases and other liabilities" on the Company's balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion" expense on the Company's statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual test of goodwill as of October 1, 2017, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's balance sheet and predominately consist of the estimated fair value of site rental contracts and customer relationships recorded in conjunction with acquisitions. The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
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
Above-market Leases
Above-market leases consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining contract term at the acquisition date.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's balance sheet.
Costs of Operations
In excess of four-fifths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.
Generally, the ground lease agreements are specific to each site, are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the contract agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the communications infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the contract agreement for the land that existed prior to the purchase of such land by the affiliate.
The Company's current liability related to straight-line ground lease expense is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $0.1 million for the years ended December 31, 2017 and 2016. The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's balance sheet and was $0.2 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively.
Management Fee
The Company is charged a management fee by CCUSA, a wholly-owned, indirect subsidiary of CCIC, relating to management services, which include those functions reasonably necessary to maintain, market, operate, manage, and administer the sites. The management fee is equal to 7.5% of the Company's revenues, excluding the revenues related to the accounting for leases with fixed escalators as required by the applicable accounting standards. See note 6.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes (repealed effective January 1, 2018), (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) franchise taxes, (5) property taxes, and (6) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
The Company does not expect the Tax Cuts and Jobs Act, which was signed into law in December 2017, to have a significant impact on its financial statements.
Reporting Segments
The Company has one operating segment.
Recently Adopted Accounting Pronouncements
No new accounting pronouncements adopted during the year ended December 31, 2017 had a material impact on the Company's financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Although early adoption is permitted, the Company does not expect to early adopt the new guidance prior to January 1, 2019. The Company expects that (1) lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance to have a material impact on its balance sheet due to the addition of right-of-use assets and lease liabilities for all lessee arrangements with a term greater than 12 months; and (3) there will not be a material impact to its statement of operations and statement of cash flows.
In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment by removing the second step of the existing goodwill impairment test. As a result of the guidance, goodwill impairment, if any, will be measured during the step-one impairment test as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the guidance does not change the option to complete a qualitative assessment prior to performing a step-one impairment test. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the guidance, including the impact on its financial statements.
In January 2017, the FASB issued new guidance, which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for the Company as of January 1, 2018, and is required to be applied prospectively. Early adoption is permitted. The Company adopted this guidance effective January 1, 2018 and will apply the new guidance to prospective transactions. The adoption of this guidance will not have a material impact on the Company's financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2017	2016
Land(a)	—	$15,401	$15,401
Towers	1-20 years	89,712	87,616
Construction in progress	—	352	326
Total gross property and equipment		105,465	103,343
Less accumulated depreciation		(42,870)	(38,264)
Total property and equipment, net		$62,595	$65,079

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $4.6 million, $4.5 million, and $4.3 million, respectively.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$108,020	$(60,383)	$47,637	$108,020	$(54,811)	$53,209
Other intangible assets	4,350	(1,377)	2,973	4,350	(1,252)	3,098
Total	$112,370	$(61,760)	$50,610	$112,370	$(56,063)	$56,307
Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2017	2016	2015
Depreciation, amortization and accretion	$5,674	$5,674	$5,674
Site rental costs of operations	22	22	22
Total amortization expense	$5,696	$5,696	$5,696
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental cost of operations") for the years ending December 31, 2018 to 2022 is as follows:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Estimated annual amortization	$5,687	$5,686	$5,686	$5,686	$5,686
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $0.1 million, $0.1 million and $0.1 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$2,303	$(1,305)	$998	$2,303	$(1,199)	$1,104
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ending December 31, 2018 to 2022 is as follows:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Estimated annual amortization	$106	$106	$106	$84	$73

5.	Debt
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
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million, or (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2017, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 2.5 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement ("Management Agreement") with CCUSA, which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage, and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2017, 2016, and 2015 totaled $2.4 million, $2.3 million, and $2.1 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2017, there are approximately 20% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $1.0 million, $0.9 million, and $0.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2017, 2016, and 2015, rent revenue from affiliates totaled $2.4 million, $2.3 million, and $2.3 million, respectively. As of December 31, 2017, approximately 25% of the Company's sites consist of land interests under towers owned by affiliates.
The Company recorded equity distributions of $21.3 million, $19.1 million, and $14.9 million for the years ended December 31, 2017, 2016, and 2015, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company, CCL. As of December 31, 2017 and 2016, the Company had no material related party assets or liabilities on its consolidated balance sheet.

7.	Income Taxes
For the years ended December 31, 2017 and 2016, the Company had benefits for income taxes, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. For the year ended December 31, 2015, the provision for income taxes relates to state taxes. The Company's effective tax rate for the years ended December 31, 2017, 2016 and 2015 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2), and the aforementioned impacts described above.
As of December 31, 2017, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract or easement termination to remove communications infrastructure or remediate the land upon which communications infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.2 million, $0.1 million, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, liabilities for retirement obligations amounted to $1.8 million and $1.7 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2017, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $18 million. See note 2.

9.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2017. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2017, the weighted-average remaining term (calculated by weighting the

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Tenant leases	$32,761	$32,649	$32,879	$32,244	$29,139	$65,612	$225,284
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2017. The Company is obligated under non-cancelable operating leases for land interests under approximately 85% of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. More than 95% and more than 85% the Company's sites are under the Company's control for greater than 10 and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$5,050	$5,173	$5,184	$5,082	$4,978	$70,676	$96,143
Rental expense from operating leases was $5.0 million, $4.9 million, and $4.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $1.2 million, $1.1 million, and $1.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

10.	Concentration of Credit Risk
The financial instrument that potentially subjects the Company to concentrations of credit risk is primarily trade receivables.
The Company derives the largest portion of its revenues from customers in the wireless industry. The Company also has a concentration in its volume of business with T-Mobile, AT&T, Sprint, and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant contracts with contractually determinable payment terms, and proactive management of past due balances.
Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2017	2016	2015
T-Mobile	31%	30%	30%
AT&T	23%	24%	26%
Sprint	16%	16%	16%
Verizon Wireless	13%	13%	12%
Total	83%	83%	84%

GLOBAL SIGNAL ACQUISITIONS II LLC

Financial Statements

December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
CC Holdings GS V LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Signal Acquisitions II LLC as of December 31, 2017 and 2016, and the related statements of operations, cash flows and changes in member’s equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 26, 2018

We have served as the Company's auditor since 2011.

GLOBAL SIGNAL ACQUISITIONS II LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$30,771	$19,550
Receivables, net of allowance of $289 and $609, respectively	938	653
Prepaid expenses	21,710	21,583
Deferred site rental receivables	16,951	14,155
Other current assets	121	136
Total current assets	70,491	56,077
Deferred site rental receivables	238,401	248,324
Property and equipment, net	635,135	667,020
Goodwill	642,545	642,545
Site rental contracts and customer relationships, net	419,374	476,738
Other intangible assets, net	14,512	16,049
Long-term prepaid rent and other assets, net	30,049	27,294
Total assets	$2,050,507	$2,134,047

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,073	$1,430
Deferred revenues	6,451	7,072
Other accrued liabilities	5,662	6,098
Total current liabilities	13,186	14,600
Deferred ground lease payable	96,828	91,787
Above-market leases and other liabilities	35,948	35,486
Total liabilities	145,962	141,873
Commitments and contingencies (note 8)
Member's equity:
Member's equity	1,904,545	1,992,174
Accumulated earnings (deficit)	—	—
Total member's equity	1,904,545	1,992,174
Total liabilities and equity	$2,050,507	$2,134,047

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2017	2016	2015

Site rental revenues	$411,669	$409,102	$410,057

Operating expenses:
Site rental cost of operations—third parties(a)	109,956	109,227	108,082
Site rental cost of operations—related parties(a)	33,498	31,080	29,323
Site rental cost of operations—total(a)	143,454	140,307	137,405
Management fee—related party	31,438	30,459	29,543
Asset write-down charges	—	2,072	2,323
Depreciation, amortization, and accretion	122,513	122,444	121,237
Total operating expenses	297,405	295,282	290,508
Operating income (loss)	114,264	113,820	119,549
Other income (expense)	429	(137)	(364)
Income (loss) before income taxes	114,693	113,683	119,185
Benefit (provision) for income taxes	457	405	767
Net income (loss)	$115,150	$114,088	$119,952

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$115,150	$114,088	$119,952
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	122,513	122,444	121,237
Asset write-down charges	—	2,072	2,323
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(362)	330	246
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	2,740	4,322	4,609
Decrease (increase) in receivables	(285)	(612)	1,187
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent and other assets	6,219	(2,735)	(15,445)
Net cash provided by (used for) operating activities	245,975	239,909	234,109
Cash flows from investing activities:
Capital expenditures	(31,975)	(29,364)	(54,163)
Net cash provided by (used for) investing activities	(31,975)	(29,364)	(54,163)
Cash flows from financing activities:
Distributions to member	(202,779)	(211,396)	(185,776)
Net cash provided by (used for) financing activities	(202,779)	(211,396)	(185,776)
Net increase (decrease) in cash and cash equivalents	11,221	(851)	(5,830)
Cash and cash equivalents at beginning of year	19,550	20,401	26,231
Cash and cash equivalents at end of year	$30,771	$19,550	$20,401

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2014	$2,083,747	$71,559	$2,155,306
Distributions to member (note 6)	—	(185,776)	(185,776)
Net income (loss)	—	119,952	119,952
Balance at December 31, 2015	$2,083,747	$5,735	$2,089,482
Distributions to member (note 6)	(91,573)	(119,823)	(211,396)
Net income (loss)	—	114,088	114,088
Balance at December 31, 2016	$1,992,174	$—	$1,992,174
Distributions to member (note 6)	(87,629)	(115,150)	(202,779)
Net income (loss)	—	115,150	115,150
Balance at December 31, 2017	$1,904,545	$—	$1,904,545

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
The Company is organized specifically to own, lease, and manage towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "communications infrastructure" or "sites") that are geographically dispersed across the United States ("U.S."). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "contracts").
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
For U.S. federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See notes 2 and 7.
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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land, which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of communications infrastructure is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals, or improvements are capitalized, while maintenance and repairs are expensed. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's statement of operations and were $1.9 million and $1.7 million for the years ended December 31, 2016 and 2015, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the land upon which the Company's communications infrastructure resides. With respect to Sprint Sites, the Company does not have retirement obligations to the extent such retirement would occur beyond the period for which it has a contract term. Asset retirement obligations are included in "above-market leases and other liabilities" on the Company's balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization, and accretion" expense on the Company's statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual goodwill impairment test as of October 1, 2017, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships or (2) below-market leases for land interests under the acquired towers classified as "other intangible assets, net." The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
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
Above-market Leases
Above-market leases consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining contract term at the acquisition date.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables." Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's balance sheet.
Costs of Operations
In excess of four-fifths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.
Generally, the ground lease agreements are specific to each site, are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the contract agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the communications infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the contract agreement for the land that existed prior to the purchase of such land by the affiliate.
The Company's current liability related to straight-line ground lease expense is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $1.6 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively. The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's balance sheet and was $3.9 million and $3.5 million for the years ended December 31, 2017 and 2016, respectively.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Management Fee
The Company is charged a management fee by CCUSA, a wholly-owned, indirect subsidiary of CCIC, relating to management services, which include those functions reasonably necessary to maintain, market, operate, manage and administer the sites. The management fee is equal to 7.5% of the Company's revenues excluding the revenues related to the accounting for leases with fixed escalators as required by the applicable accounting standards. See note 6.
Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes (repealed effective January 1, 2018), (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) franchise taxes, (5) property taxes, and (6) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
The Company does not expect the Tax Cuts and Jobs Act, which was signed into law in December 2017, to have a significant impact on its financial statements.
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
Recently Adopted Accounting Pronouncements
No new accounting pronouncements adopted during the year ended December 31, 2017 had a material impact on the Company's financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Although early adoption is permitted, the Company does not expect to early adopt the new guidance prior to January 1, 2019. The Company expects that (1) lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance to have a material impact on its balance sheet due to the addition of right-of-use assets and lease liabilities for all lessee arrangements with a term greater than 12 months; and (3) there will not be a material impact to its statement of operations and statement of cash flows.
In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment by removing the second step of the existing goodwill impairment test. As a result of the guidance, goodwill impairment, if any, will be measured during the step-one impairment test as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the guidance does not change the option to complete a qualitative assessment prior to

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

performing a step-one impairment test. The guidance is effective for the Company as of January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the guidance, including the impact on its financial statements.
In January 2017, the FASB issued new guidance, which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for the Company as of January 1, 2018, and is required to be applied prospectively. Early adoption is permitted. The Company adopted this guidance effective January 1, 2018 and will apply the new guidance to prospective transactions. The adoption of this guidance will not have a material impact on the Company's financial statements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2017	2016
Land(a)	—	$1,618	$1,620
Towers	1-20 years	1,251,224	1,221,322
Construction in progress	—	7,966	7,632
Total gross property and equipment		1,260,808	1,230,574
Less accumulated depreciation		(625,673)	(563,554)
Total property and equipment, net		$635,135	$667,020

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $63.3 million, $63.4 million, and $62.3 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases with Sprint, which have related gross property and equipment and accumulated depreciation of $1.0 billion and $559.7 million, respectively, as of December 31, 2017.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$1,008,243	$(588,869)	$419,374	$1,008,243	$(531,505)	$476,738
Other intangible assets	31,788	(17,276)	14,512	32,337	(16,288)	16,049
Total	$1,040,031	$(606,145)	$433,886	$1,040,580	$(547,793)	$492,787
Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2017	2016	2015
Depreciation, amortization and accretion	$57,364	$57,364	$57,364
Site rental costs of operations	1,308	1,375	1,456
Total amortization expense	$58,672	$58,739	$58,820

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental cost of operations") for the years ending December 31, 2018 to 2022 is as follows:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Estimated annual amortization	$58,635	$58,635	$58,631	$58,540	$58,486
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $1.3 million, $1.4 million and $1.4 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$31,180	$(17,631)	$13,549	$31,180	$(16,337)	$14,843
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ending December 31, 2018 to 2022 is as follows:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Estimated annual amortization	$1,273	$1,264	$1,243	$1,138	$1,060

5.	Debt
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
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land, or other property up to an aggregate of $100.0 million, and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2017, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 2.5 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement (“Management Agreement”) with CCUSA, which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company's reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain,

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2017, 2016, and 2015 totaled $31.4 million, $30.5 million, and $29.5 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2017, there are approximately 30% of the Company's sites where the land under the tower is owned by an affiliate. The Company pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. Rent expense to affiliates totaled $33.5 million, $31.1 million, and $29.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company recorded an equity distribution of $202.8 million, $211.4 million and $185.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company, CCL. As of December 31, 2017 and 2016, the Company had no material related party assets or liabilities on its consolidated balance sheet.

7.	Income Taxes
For the years ended December 31, 2017, 2016, and 2015 the Company had benefits for income taxes of $0.5 million, $0.4 million, and $0.8 million, respectively, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. The Company's effective tax rate for the years ended December 31, 2017, 2016 and 2015 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2), and the aforementioned impacts described above.
As of December 31, 2017, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
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
The Company is involved in various claims, lawsuits, or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's financial position or results of operations. See note 9 for a discussion of the operating lease commitments. In addition, see note 1 for a discussion of CCIC's option to purchase nearly all of the Company's towers at the end of their respective contract terms. CCIC has no obligation to exercise the purchase option.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract or easement termination to remove communications infrastructure or remediate the land upon which communications infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $1.9 million, $1.7 million, and $1.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, liabilities for retirement obligations amounted to $22.4 million and $20.6 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2017, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $49 million. See note 2.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

9.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2017. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2017, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Tenant leases	$428,799	$425,254	$425,237	$417,436	$392,251	$889,064	$2,978,041
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2017. The Company is obligated under non-cancelable operating leases for land interests under nearly all of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. More than 80% and more than 50% of the Company's sites are under the Company's control for greater than 10 and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$112,018	$113,384	$114,832	$115,258	$112,557	$1,394,370	$1,962,419
Rental expense from operating leases was $120.0 million, $116.0 million, and $114.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $18.9 million, $18.6 million, and $17.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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
The Company derives the largest portion of its revenues from customers in the wireless industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile, and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables, and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant contracts with contractually determinable payment terms and proactive management of past due balances. See note 1 for a discussion of the Sprint Sites.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2017	2016	2015
Sprint	47%	48%	48%
AT&T	19%	20%	20%
T-Mobile	19%	18%	17%
Verizon Wireless	13%	12%	11%
Total	98%	98%	96%

PINNACLE TOWERS LLC

Consolidated Financial Statements

December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
CC Holdings GS V LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Towers LLC and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, cash flows and changes in member’s equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 26, 2018

We have served as the Company's auditor since 2011.

PINNACLE TOWERS LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2017	2016
ASSETS
Current assets:
Receivables, net of allowance of $929 and $1,127, respectively	$1,617	$2,619
Prepaid expenses	2,225	2,081
Deferred site rental receivables	6,210	4,705
Other current assets	318	317
Total current assets	10,370	9,722
Deferred site rental receivables	76,645	79,166
Property and equipment, net	343,426	356,784
Goodwill	627,345	627,345
Site rental contracts and customer relationships, net	435,656	486,252
Other intangible assets, net	2,374	2,661
Long-term prepaid rent and other assets, net	6,569	6,688
Total assets	$1,502,385	$1,568,618

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$658	$1,832
Deferred revenues	4,578	4,279
Other accrued liabilities	2,651	3,050
Total current liabilities	7,887	9,161
Deferred ground lease payable	7,710	7,565
Above-market leases and other liabilities	10,570	10,458
Total liabilities	26,167	27,184
Commitments and contingencies (note 8)
Member's equity:
Member's equity	1,476,218	1,540,422
Accumulated earnings (deficit)	—	1,012
Total member's equity	1,476,218	1,541,434
Total liabilities and equity	$1,502,385	$1,568,618

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2017	2016	2015

Site rental revenues	$175,942	$173,896	$169,200

Operating expenses:
Site rental cost of operations—third parties(a)	34,681	37,129	36,914
Site rental cost of operations—related parties(a)	4,381	4,100	3,885
Site rental cost of operations—total(a)	39,062	41,229	40,799
Management fee—related party	13,280	12,880	12,213
Asset write-down charges	473	2,669	3,329
Depreciation, amortization, and accretion	77,659	76,640	76,457
Total operating expenses	130,474	133,418	132,798
Operating income (loss)	45,468	40,478	36,402
Other income (expense)	134	(93)	109
Income (loss) before income taxes	45,602	40,385	36,511
Benefit (provision) for income taxes	120	219	(68)
Net income (loss)	$45,722	$40,604	$36,443

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$45,722	$40,604	$36,443
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	77,659	76,640	76,457
Asset write-down charges	473	2,669	3,329
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(692)	(205)	(21)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	(222)	(389)	(2,209)
Decrease (increase) in receivables	1,002	1,082	(201)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent and other assets	2,451	(1,667)	(6,225)
Net cash provided by (used for) operating activities	126,393	118,734	107,573
Cash flows from investing activities:
Capital expenditures	(15,455)	(21,209)	(26,371)
Net cash provided by (used for) investing activities	(15,455)	(21,209)	(26,371)
Cash flows from financing activities:
Distributions to member	(110,938)	(97,525)	(81,202)
Net cash provided by (used for) financing activities	(110,938)	(97,525)	(81,202)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance at December 31, 2014	$1,540,422	$102,692	$1,643,114
Distributions to member (note 6)	—	(81,202)	(81,202)
Net income (loss)	—	36,443	36,443
Balance at December 31, 2015	$1,540,422	$57,933	$1,598,355
Distributions to member (note 6)	—	(97,525)	(97,525)
Net income (loss)	—	40,604	40,604
Balance at December 31, 2016	$1,540,422	$1,012	$1,541,434
Distributions to member (note 6)	(64,204)	(46,734)	(110,938)
Net income (loss)	—	45,722	45,722
Balance at December 31, 2017	$1,476,218	$—	$1,476,218

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations, and cash flows of Pinnacle Towers LLC and its consolidated wholly-owned subsidiaries (collectively, "Company"). The Company is a wholly-owned subsidiary of CC Holdings GS V LLC ("CCL"), which is an indirect, wholly-owned subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). All significant inter-company accounts, transactions, and profits have been eliminated. As used herein, the term "including," and any variation thereof means "including without limitations." The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease and manage towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "communications infrastructure" or "sites") that are geographically dispersed across the United States ("U.S.") The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases, and lease agreements (collectively, "contracts"). Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
For U.S. federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See notes 2 and 7.
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
See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land, which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of communications infrastructure is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions, renewals, or improvements are capitalized, while maintenance and repairs are expensed. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $0.4 million, $2.9 million, and $3.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove communications infrastructure or remediate the land upon which the Company's communications infrastructure resides. Asset retirement obligations are included in "above-market leases and other liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "depreciation, amortization and accretion" expense on the Company's consolidated statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual test of goodwill as of October 1, 2017, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and customer relationships, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and customer relationships or (2) below-market leases for land interests under the acquired towers classified as "other intangible assets, net." The site rental contracts and customer relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions, or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
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

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

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
Above-market Leases
Above-market leases consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining contract term at the acquisition date.
Revenue Recognition
Site rental revenues are recognized on a monthly basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's consolidated balance sheet.
Costs of Operations
Approximately two-thirds of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes, or insurance.
Generally, the ground lease agreements are specific to each site, are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a monthly basis, regardless of whether the contract agreement payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the communications infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the contract agreement for the land that existed prior to the purchase of such land by the affiliate.
The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's consolidated balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's consolidated balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $1.6 million and $2.0 million for the years ended December 31, 2017 and 2016, respectively.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Management Fee
The Company is charged a management fee by CCUSA, a wholly-owned, indirect subsidiary of CCIC, relating to management services, which include those functions reasonably necessary to maintain, market, operate, manage and administer the sites. The management fee is equal to 7.5% of the Company's revenues excluding the revenues related to the accounting for leases with fixed escalators as required by the applicable accounting standards. See note 6.
Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local, and foreign taxes on its income and assets, including (1) alternative minimum taxes (repealed effective January 1, 2018), (2) taxes on any undistributed income, (3) taxes related to the CCIC's taxable REIT subsidiaries, (4) franchise taxes, (5) property taxes, and (6) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended ("Code") to maintain qualification for taxation as a REIT.
The Company does not expect the Tax Cuts and Jobs Act, which was signed into law in December 2017, to have a significant impact on its consolidated financial statements.
Reporting Segments
The Company has one operating segment.
Recently Adopted Accounting Pronouncements
No new accounting pronouncements adopted during the year ended December 31, 2017 had a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Although early adoption is permitted, the Company does not expect to early adopt the new guidance prior to January 1, 2019. The Company expects that (1) lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance to have a material impact on its consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all lessee arrangements with a term greater than 12 months; and (3) there will not be a material impact to its consolidated statement of operations and consolidated statement of cash flows.
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
In January 2017, the FASB issued new guidance, which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for the Company as of January 1, 2018, and is required to be applied prospectively. Early adoption is permitted. The Company adopted this guidance effective January 1, 2018 and will apply the new guidance to prospective transactions. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2017	2016
Land(a)	—	$56,195	$56,851
Towers	1-20 years	532,039	518,868
Construction in progress	—	6,196	7,917
Total gross property and equipment		594,430	583,636
Less accumulated depreciation		(251,004)	(226,852)
Total property and equipment, net		$343,426	$356,784

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $26.5 million, $25.6 million, and $25.5 million, respectively.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2017			As of December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and customer relationships	$985,741	$(550,085)	$435,656	$985,741	$(499,489)	$486,252
Other intangible assets	6,463	(4,089)	2,374	6,510	(3,849)	2,661
Total	$992,204	$(554,174)	$438,030	$992,251	$(503,338)	$488,913
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2017	2016	2015
Depreciation, amortization and accretion	$50,597	$50,583	$50,532
Site rental costs of operations	260	279	299
Total amortization expense	$50,857	$50,862	$50,831
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental cost of operations") for the years ending December 31, 2018 to 2022 is as follows:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Estimated annual amortization	$50,842	$50,814	$50,789	$50,771	$50,760

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2017, 2016 and 2015, the Company recorded $0.3 million, $0.3 million and $0.4 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	December 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$8,056	$(4,327)	$3,729	$8,056	$(4,009)	$4,047
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ending December 31, 2018 to 2022 is as follows:

	Years Ending December 31,
	2018	2019	2020	2021	2022
Estimated annual amortization	$318	$304	$295	$290	$288

5.	Debt
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
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land, or other property up to an aggregate of $100.0 million, and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2017, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 2.5 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member.

6.	Related Party Transactions

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement ("Management Agreement") with CCUSA, which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2017, 2016, and 2015 totaled $13.3 million, $12.9 million, and $12.2 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract agreement for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2017, there are approximately 15% of the Company's sites where the land under the tower is owned by an affiliate. Rent expense to affiliates totaled $4.4 million, $4.1 million, and $3.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Company receives rent revenue from affiliates for land owned by the Company that affiliates have towers on and pays ground rent expense to affiliates for land owned by affiliates that the Company has towers on. For the years ended December 31, 2017, 2016, and 2015, rent revenue from affiliates totaled $0.8 million, $0.8 million, and $0.7 million, respectively.
The Company recorded equity distributions of $110.9 million, $97.5 million, and $81.2 million for the years ended December 31, 2017, 2016, and 2015, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes. As of December 31, 2017 and 2016, the Company had no material related party assets or liabilities on its consolidated balance sheet.

7.	Income Taxes
For the years ended December 31, 2017 and 2016, the Company had benefits for income taxes of $0.1 million and $0.2 million, respectively, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations. For the year ended December 31, 2015, the company had a provision for income taxes of $0.1 million, which consisted of state taxes. The Company's effective tax rate for the years ended December 31, 2017, 2016 and 2015 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2), and the aforementioned impacts described above.
As of December 31, 2017, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
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

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract or easement termination to remove communications infrastructure or remediate the land upon which its communications infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.6 million, $0.5 million, and $0.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, liabilities for retirement obligations amounted to $6.7 million and $6.2 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2017, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $65 million. See note 2.

9.	Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2017. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2017, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately five years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Tenant leases	$171,887	$162,439	$155,810	$145,938	$131,053	$268,362	$1,035,489
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2017. The Company is obligated under non-cancelable operating leases for land interests under approximately 65% of its sites. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option, and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. More than 85% and more than 65% of the Company's sites are under the Company's control for greater than 10 and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option up to the estimated tower useful life of 20 years and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$24,086	$24,006	$23,561	$22,953	$22,705	$281,845	$399,156
Rental expense from operating leases was $25.8 million, $25.8 million, and $26.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $9.5 million, $9.3 million, and $9.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

10.	Concentration of Credit Risk
The financial instrument that potentially subjects the Company to concentrations of credit risk is primarily trade receivables.
The Company derives the largest portion of its revenues from customers in the wireless industry. The Company also has a concentration in its volume of business with AT&T, Sprint, T-Mobile, and Verizon Wireless that accounts for a significant portion

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant contracts with contractually determinable payment terms and proactive management of past due balances.
Major Customers
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2017	2016	2015
AT&T	19%	20%	21%
Sprint	17%	17%	17%
T-Mobile	17%	16%	16%
Verizon Wireless	13%	13%	13%
Total	66%	66%	67%