Form 10-Q
period 2018-03-31
CC Holdings GS V LLC
filed 2018-05-04
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2018, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," and any variation of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, and demand for our communications infrastructure, (2) expectations regarding non-renewals of tenant contracts (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks (collectively, the "Acquired Networks")), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditure limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated changes in our financial results, including future revenues and operating cash flows, (6) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT and (9) expectations related to the impact of customer consolidation or ownership changes, including the impact of the potential combination of T-Mobile and Sprint.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 ("2017 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$28,488	$30,771
Receivables, net	2,744	2,581
Prepaid expenses	19,305	24,300
Deferred site rental receivables and other current assets	29,478	25,105
Total current assets	80,015	82,757
Deferred site rental receivables	331,907	333,164
Property and equipment, net of accumulated depreciation of $942,972 and $919,546, respectively	1,032,214	1,041,157
Goodwill	1,338,730	1,338,730
Other intangible assets, net	893,735	922,526
Long-term prepaid rent and other assets, net	38,789	38,154
Total assets	$3,715,390	$3,756,488

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$1,738	$1,801
Accrued interest	17,748	8,126
Deferred revenues	11,929	11,586
Other accrued liabilities	12,589	8,828
Total current liabilities	44,004	30,341
Debt	993,009	992,663
Deferred ground lease payable	109,040	107,673
Above-market leases and other liabilities	49,456	49,340
Total liabilities	1,195,509	1,180,017
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,519,881	2,576,471
Accumulated earnings (deficit)	—	—
Total member's equity	2,519,881	2,576,471
Total liabilities and equity	$3,715,390	$3,756,488

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2018	2017

Site rental revenues	$162,994	$153,081

Operating expenses:
Site rental cost of operations—third parties(a)	37,507	37,813
Site rental cost of operations—related parties(a)	9,606	8,940
Site rental cost of operations—total(a)	47,113	46,753
Management fee—related party	11,989	11,607
Asset write-down charges	344	—
Depreciation, amortization and accretion	52,701	52,629
Total operating expenses	112,147	110,989
Operating income (loss)	50,847	42,092
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)
Other income (expense)	(67)	1,031
Income (loss) before income taxes	40,811	33,154
Benefit (provision) for income taxes	(93)	(88)
Net income (loss)	$40,718	$33,066

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$40,718	$33,066
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	52,701	52,629
Amortization of deferred financing costs	346	346
Asset write-down charges	344	—
Increase (decrease) in accrued interest	9,622	9,622
Increase (decrease) in accounts payable	(171)	(868)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	4,964	4,279
Decrease (increase) in receivables	(163)	1,675
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent and other assets	1,485	4,214
Net cash provided by (used for) operating activities	109,846	104,963
Cash flows from investing activities:
Capital expenditures	(14,821)	(12,186)
Net cash provided by (used for) investing activities	(14,821)	(12,186)
Cash flows from financing activities:
Distributions to member	(97,308)	(89,571)
Net cash provided by (used for) financing activities	(97,308)	(89,571)
Net increase (decrease) in cash and cash equivalents	(2,283)	3,206
Cash and cash equivalents at beginning of period	30,771	19,550
Cash and cash equivalents at end of period	$28,488	$22,756

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2018	$2,576,471	$—	$2,576,471
Distributions to member (note 4)	(56,590)	(40,718)	(97,308)
Net income (loss)	—	40,718	40,718
Balance, March 31, 2018	$2,519,881	$—	$2,519,881

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2017	$2,739,245	$—	$2,739,245
Distributions to member (note 4)	(56,505)	(33,066)	(89,571)
Net income (loss)	—	33,066	33,066
Balance, March 31, 2017	$2,682,740	$—	$2,682,740

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
The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2017, and related notes thereto, included in the 2017 Form 10-K filed by the Company with the SEC.
The Company is organized specifically to own, lease and manage sites that are geographically dispersed across the United States ("U.S."). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including licenses, subleases and lease agreements (collectively, "contracts"). The Company's customers on its communication infrastructure are referred to herein as "tenants." Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement, as the Company has no employees.
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
For U.S federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See note 5.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to fairly state the consolidated financial position of the Company as of March 31, 2018, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2018 and 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
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

2.	Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company's condensed consolidated financial statements are disclosed in the 2017 Form 10-K, other than as updated by certain recent accounting pronouncements described below.
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued new guidance which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company adopted the guidance on January 1, 2018, and the adoption of this guidance did not have a material impact on its condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

In May 2014, the FASB released updated guidance regarding the recognition of revenue from contracts with customers not otherwise addressed by specific guidance (commonly referred to as "ASC 606" or "the revenue recognition standard"). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (1) identify the contracts with the customer; (2) identify the performance obligations in the contract; (3) determine the contract price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.  This guidance was effective for the Company on January 1, 2018. The Company's site rental revenues are within the scope of lease accounting and were not impacted by this guidance.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019 and is required to be applied using a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented. Although early adoption is permitted, the Company does not expect to early adopt the new guidance prior to January 1, 2019. The Company expects that (1) lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will have a material impact on its condensed consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for all lessee arrangements with a term greater than 12 months; and (3) there will not be a material impact to its condensed consolidated statement of operations and condensed consolidated statement of cash flows.

3.	Debt
The outstanding balance of the 3.849% Secured Notes due April 2023 as of both March 31, 2018 and December 31, 2017 was $993 million.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2018	2017
Interest expense on debt obligations	$9,623	$9,623
Amortization of deferred financing costs	346	346
Total	$9,969	$9,969

4.	Related Party Transactions
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

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to an affiliate acquiring rights to such land. As of March 31, 2018, approximately 30% of the Company's towers were located on land which was controlled by an affiliate. Also, the Company receives site rental revenue from affiliates for land controlled by the Company on which affiliates have towers and pays ground rent expense to affiliates for land owned by affiliates on which the Company has towers.
For the three months ended March 31, 2018 and 2017, the Company recorded equity distributions of $97.3 million and $89.6 million, respectively, reflecting distributions to its member. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of March 31, 2018 and 2017, the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.

5.	Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. For U.S. federal income tax purposes, the Company's assets and operations included in the CCIC REIT.
For the three months ended March 31, 2018 and 2017, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction, and (2) state taxes.

6.	Fair Values
The fair value of cash and cash equivalents approximates the carrying value. The Company determines the fair value of its debt securities based on indicative quotes (that are non-binding quotes) from brokers that require judgment to interpret market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if applicable. There were no changes since December 31, 2017 in the Company's valuation techniques used to measure fair values. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities, are as follows:

	Level in Fair Value Hierarchy	March 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$28,488	$28,488	$30,771	$30,771
Liabilities:
Debt	2	993,009	1,005,930	992,663	1,032,530

7.	Commitments and Contingencies
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
CCL has no independent assets or operations. The 3.849% Secured Notes are guaranteed by all subsidiaries of CCL, each of which is a wholly-owned subsidiary of CCL, other than Crown Castle GS III Corp., which is a co-issuer of the 2012 Secured Notes and a wholly-owned finance subsidiary. Such guarantees are full and unconditional and joint and several. Subject to the provisions of the Secured Notes Indenture, a guarantor may be released and relieved of its obligations under its guarantee under certain circumstances including: (1) in the event of any sale or other disposition of all or substantially all of the assets of any guarantor, by way of merger, consolidation or otherwise to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (2) in the event of any sale or other disposition of all of the capital stock of any guarantor, to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (3) upon CCL's exercise of legal defeasance in accordance with the relevant provisions of the Secured Notes Indenture, or (4) upon the discharge of the Secured Notes Indenture in accordance with its terms.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2017 Form 10-K. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in our 2017 Form 10-K. Unless this Quarterly Report on Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used herein refer to CC Holdings GS V LLC and its subsidiaries.
General Overview
We own, lease or manage sites that are geographically dispersed throughout the United States. The vast majority of our site rental revenues is of a recurring nature and has been contracted for in a prior year.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2018.

•	Potential growth resulting from the increasing demand for data

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our communications infrastructure.

◦
We expect existing and potential new customer demand for our towers will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet usage, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including laptops, tablets, and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, and (6) the availability of additional spectrum.

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

•	Site rental revenues under long-term tenant contracts

◦	Initial terms of five to 15 years for site rental revenues derived from tenants, with contractual escalations and multiple renewal periods at the option of the tenant of five to ten years each.

◦
The weighted-average remaining term (calculated by weighting the remaining term for each contract by the related site rental revenue) of approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $4.2 billion of expected future cash inflows.

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

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 3 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $109.8 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2018.

•
During 2018, we also expect that the impact from tenant leasing will be offset by non-renewals of tenant contracts, primarily from our customers' decommissioning of the Acquired Networks, at least in part.

Consolidated Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2017 Form 10-K. The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts. See "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 2 to our 2017 Form 10-K.
Comparison of Consolidated Results of Operations
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Percent Change
	(Dollars in thousands)
Site rental revenues	$162,994	$153,081	6%

Operating expenses:
Costs of operations(a)(b)	47,113	46,753	1%
Management fee(b)	11,989	11,607	3%
Asset write-down charges	344	—	*
Depreciation, amortization and accretion	52,701	52,629	—
Total operating expenses	112,147	110,989	1%
Operating income (loss)	50,847	42,092	21%
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	—
Other income (expense)	(67)	1,031
Income (loss) before income taxes	40,811	33,154
Benefit (provision) for income taxes	(93)	(88)
Net income (loss)	$40,718	$33,066
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related parties' transactions.
First Quarter 2018 and 2017
Site rental revenues for the three months ended March 31, 2018 increased by $9.9 million, or 6%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" and our 2017 Form 10-K for further discussion regarding our customers' decommissioning of the Acquired Networks.

Operating income for the three months ended March 31, 2018 increased by $8.8 million, or 21%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in cost of operations and asset write-down charges from the three months ended March 31, 2017.
Interest expense and amortization of deferred financing costs for the three months ended March 31, 2018 remained unchanged from the same period in the prior year.
Net income for the three months ended March 31, 2018 was $40.7 million, compared to net income of $33.1 million for the three months ended March 31, 2017. The increase was due primarily to the aforementioned increase in site rental revenues.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term contracts (See "Item 2. MD&A—General Overview"), predominantly from the largest U.S. wireless carriers. Historically, our net cash provided by operating activities has exceeded our capital expenditures. For the foreseeable future, we expect to generate net cash provided by operating activities (exclusive of movements in working capital) that exceeds our capital expenditures. We seek to allocate the net cash generated from our business in a manner that we believe drives value for our member.
From a cash management perspective, we currently distribute cash on hand above amounts required pursuant to the Management Agreement to our member. If any future event would occur that would leave us with a deficiency in our operating cash flow, while not required, CCIC may contribute cash back to us.
CCIC operates as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are included in the CCIC REIT. We expect to continue to pay minimal cash income taxes as a result of CCIC's REIT status and NOLs.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2018:

(In thousands)
Cash and cash equivalents	$28,488
Debt	993,009
Total member's equity	2,519,881
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Three Months Ended March 31,
	2018	2017	Change
	(In thousands)
Net cash provided by (used for):
Operating activities	$109,846	$104,963	$4,883
Investing activities	(14,821)	(12,186)	(2,635)
Financing activities	(97,308)	(89,571)	(7,737)
Net increase (decrease) in cash and cash equivalents	$(2,283)	$3,206	$(5,489)

Operating Activities
The increase in net cash provided by operating activities for the first three months of 2018 of $4.9 million, or 5%, from the first three months of 2017, was due primarily to growth in cash revenues, including cash escalations that are subject to straight-line accounting, offset by a net decrease from changes in working capital. Changes in working capital (including changes in accounts receivables, deferred site rental receivables and prepaid ground leases) results in variability on net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from customers.
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

•	Sustaining capital expenditures consist of capital improvements on our sites that enable our customers' ongoing quiet enjoyment of the site.
Capital expenditures for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017	Change
	(In thousands)
Site improvements	$13,605	$10,534	$3,071
Sustaining	1,216	1,652	(436)
Total	$14,821	$12,186	$2,635
Financing Activities
The net cash flows used for financing activities in the three months ended March 31, 2018 and 2017 includes the impact from our continued practice of distributing excess cash to our member..
2012 Secured Notes
See our 2017 Form 10-K for a discussion of the 2012 Secured Notes, debt restrictions, and disclosures about market risk. There are no financial maintenance covenants in the Secured Notes Indenture. We are currently not restricted in our ability to incur additional indebtedness or distribute cash to affiliates or issue dividends to our parent.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2018 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2017 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 in our 2017 Form 10-K. The critical accounting policies and estimates for the first three months of 2018 have not changed from the critical accounting policies for the year ended December 31, 2017.
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

In Item 1A of our 2017 Form 10-K, we have previously included the risk factor captioned “A substantial portion of our revenues is derived from a small number of customers, and the loss, consolidation or financial instability of any of such customers may materially decrease revenues or reduce demand for our communications infrastructure.” Information set forth below is an update to that risk factor. You should carefully consider the information provided in this document and the risk factors contained in our 2017 Form 10-K, as updated by the information contained below.
In April 2018, T-Mobile and Sprint entered into a definitive agreement to merge, subject to regulatory approval and other closing conditions. This potential transaction may result in a decrease or delay in demand for our communications infrastructure, as a result of the anticipated integration of the T-Mobile and Sprint networks and related duplicate or overlapping parts of their networks, which may lead to a reduction in our revenues or cash flows and may trigger a review for impairment of certain long-lived assets.

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

CC HOLDINGS GS V LLC

Date:	May 4, 2018	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 4, 2018	By:	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)