Form 10-Q
period 2018-06-30
CC Holdings GS V LLC
filed 2018-08-06
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," and any variation of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions, and demand for data and our communications infrastructure, (2) expectations regarding tenant leasing and non-renewals of tenant contracts (including the impact of our customers' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks (collectively, "Acquired Networks")), (3) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditure limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (4) potential benefits of our discretionary investments, (5) anticipated changes in our financial results, including future revenues and operating cash flows, (6) expectations regarding our capital structure and the credit markets, net cash, debt maturities, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (7) expectations for sustaining capital expenditures, (8) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT and (9) expectations related to the impact of customer consolidation or ownership changes, including the impact of the potential combination of T-Mobile and Sprint.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,655	$30,771
Receivables, net	2,350	2,581
Prepaid expenses	27,444	24,300
Deferred site rental receivables and other current assets	39,928	25,105
Total current assets	91,377	82,757
Deferred site rental receivables	325,070	333,164
Property and equipment, net of accumulated depreciation of $965,913 and $919,546, respectively	1,025,250	1,041,157
Goodwill	1,338,730	1,338,730
Other intangible assets, net	864,946	922,526
Long-term prepaid rent and other assets, net	38,999	38,154
Total assets	$3,684,372	$3,756,488

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$2,443	$1,801
Accrued interest	8,126	8,126
Deferred revenues	12,043	11,586
Other accrued liabilities	9,584	8,828
Total current liabilities	32,196	30,341
Debt	993,355	992,663
Deferred ground lease payable	110,349	107,673
Above-market leases and other liabilities	49,688	49,340
Total liabilities	1,185,588	1,180,017
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,498,784	2,576,471
Accumulated earnings (deficit)	—	—
Total member's equity	2,498,784	2,576,471
Total liabilities and equity	$3,684,372	$3,756,488

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Site rental revenues	$164,056	$153,215	$327,050	$306,296

Operating expenses:
Site rental cost of operations—third parties(a)	38,355	37,868	75,862	75,681
Site rental cost of operations—related parties(a)	9,700	9,101	19,306	18,041
Site rental cost of operations—total(a)	48,055	46,969	95,168	93,722
Management fee—related party	12,031	11,683	24,020	23,290
Asset write-down charges	—	—	344	—
Depreciation, amortization and accretion	52,731	52,543	105,432	105,172
Total operating expenses	112,817	111,195	224,964	222,184
Operating income (loss)	51,239	42,020	102,086	84,112
Interest expense and amortization of deferred financing costs	(9,968)	(9,968)	(19,937)	(19,937)
Other income (expense)	40	(182)	(27)	849
Income (loss) before income taxes	41,311	31,870	82,122	65,024
Benefit (provision) for income taxes	(93)	(88)	(186)	(176)
Net income (loss)	$41,218	$31,782	$81,936	$64,848

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$81,936	$64,848
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	105,432	105,172
Amortization of deferred financing costs	692	692
Asset write-down charges	344	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable	449	(1,078)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	2,992	2,252
Decrease (increase) in receivables	231	1,918
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent and other assets	(9,155)	(1,049)
Net cash provided by (used for) operating activities	182,921	172,755
Cash flows from investing activities:
Capital expenditures	(32,414)	(26,099)
Net cash provided by (used for) investing activities	(32,414)	(26,099)
Cash flows from financing activities:
Distributions to member	(159,623)	(143,402)
Net cash provided by (used for) financing activities	(159,623)	(143,402)
Net increase (decrease) in cash and cash equivalents	(9,116)	3,254
Cash and cash equivalents at beginning of period	30,771	19,550
Cash and cash equivalents at end of period	$21,655	$22,804

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2018	$2,519,881	$—	$2,519,881
Distributions to member (note 4)	(21,097)	(41,218)	(62,315)
Net income (loss)	—	41,218	41,218
Balance, June 30, 2018	$2,498,784	$—	$2,498,784

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2017	$2,682,740	$—	$2,682,740
Distributions to member (note 4)	(22,049)	(31,782)	(53,831)
Net income (loss)	—	31,782	31,782
Balance, June 30, 2017	$2,660,691	$—	$2,660,691

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2018	$2,576,471	$—	$2,576,471
Distributions to member (note 4)	(77,687)	(81,936)	(159,623)
Net income (loss)	—	81,936	81,936
Balance, June 30, 2018	$2,498,784	$—	$2,498,784

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2017	$2,739,245	$—	$2,739,245
Distributions to member (note 4)	(78,554)	(64,848)	(143,402)
Net income (loss)	—	64,848	64,848
Balance, June 30, 2017	$2,660,691	$—	$2,660,691

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
The Company is organized specifically to own, lease and manage towers and other structures (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "communications infrastructure" or "sites") that are geographically dispersed across the United States ("U.S."). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license, and sublease agreements (collectively, "contracts"). The Company's customers on its communication infrastructure are referred to herein as "tenants." Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement, as the Company has no employees.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2018, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2018 and 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance. This guidance is effective for the Company as of January 1, 2019. This guidance is required to be applied, at the Company's election, either using a (1) modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented, or (2) cumulative-effect approach for all leases existing at, or entered into, after the effective date. The Company expects to apply the guidance using the cumulative-effect approach, thereby applying the new guidance at the effective date, without adjusting the comparative periods and, if necessary, recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Although early adoption is permitted, the Company will not adopt the new guidance prior to January 1, 2019.
The Company expects that (1) lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will have a material impact on its condensed consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for lessee arrangements (which primarily consist of ground leases under the Company's towers); and (3) there will not be a material impact to its condensed consolidated statement of operations and condensed consolidated statement of cash flows. CCIC is in the process of updating certain of its existing information technology systems to integrate the new guidance requirement.

3.	Debt
The outstanding balance of the 3.849% Secured Notes due April 2023 as of both June 30, 2018 and December 31, 2017 was $993 million.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense on debt obligations	$9,622	$9,622	$19,245	$19,245
Amortization of deferred financing costs	346	346	692	692
Total	$9,968	$9,968	$19,937	$19,937

4.	Related Party Transactions
Pursuant to the Management Agreement, CCUSA has agreed to employ, supervise, and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company’s Operating Revenues, as defined in the Management Agreement, which is based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses (which includes real estate and personal property taxes, ground lease and easement payments, and insurance premiums). Further, in connection with its role as Manager, CCUSA may make certain modifications to the Company's towers.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

In addition, CCUSA may perform installation services on the Company's towers, for which the Company is not a party to any agreement and for which no operating results are reflected herein.
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to an affiliate acquiring rights to such land. As of June 30, 2018, approximately 30% of the Company's towers were located on land which was controlled by an affiliate. Also, the Company receives site rental revenue from affiliates for land controlled by the Company on which affiliates have towers and pays ground rent expense to affiliates for land owned by affiliates on which the Company has towers.
For the six months ended June 30, 2018 and 2017, the Company recorded equity distributions of $159.6 million and $143.4 million, respectively, reflecting distributions to its member. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of June 30, 2018 and 2017, the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.

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
For the six months ended June 30, 2018 and 2017, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction and (2) state taxes.

6.	Fair Values
The fair value of cash and cash equivalents approximates the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets, if applicable. There were no changes since December 31, 2017 in the Company's valuation techniques used to measure fair values. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities, are as follows:

	Level in Fair Value Hierarchy	June 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$21,655	$21,655	$30,771	$30,771
Liabilities:
Debt	2	993,355	991,660	992,663	1,032,530

7.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. In addition, CCIC, through its subsidiaries (including the Company), has the option to purchase in 2037 all (but not less than all) of the Sprint Sites, which represent approximately 68% of the Company's sites. CCIC has no obligation to exercise the purchase option.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

8.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$19,245	$19,245

9.	Guarantor Subsidiaries
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
General Overview
We own, lease or manage sites that are geographically dispersed throughout the United States. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term contracts with our customers.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2018.

•	Potential growth resulting from the increasing demand for data

◦	We expect wireless carriers will continue their focus on improving network quality and expanding capacity by adding additional antennas or other equipment on our towers.

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

◦
Our subsidiaries (other than Crown Castle GS III Corp.) were organized specifically to own, lease, and manage certain communications infrastructure, such as towers or other structures, and have no employees.

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

◦
More than 80% and more than 50% of our sites are under our control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned by us, including fee interests and perpetual easements.

◦
Approximately 20% of our site rental cost of operations represents ground lease payments to our affiliates. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 3 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $182.9 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2018.

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
Comparison of Consolidated Results of Operations
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Percent Change
	(Dollars in thousands)
Site rental revenues	$164,056	$153,215	7%

Operating expenses:
Costs of operations(a)(b)	48,055	46,969	2%
Management fee(b)	12,031	11,683	3%
Asset write-down charges	—	—	*
Depreciation, amortization and accretion	52,731	52,543	—%
Total operating expenses	112,817	111,195	1%
Operating income (loss)	51,239	42,020	22%
Interest expense and amortization of deferred financing costs	(9,968)	(9,968)	—%
Other income (expense)	40	(182)
Income (loss) before income taxes	41,311	31,870
Benefit (provision) for income taxes	(93)	(88)
Net income (loss)	$41,218	$31,782
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related party transactions.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Percent Change
	(Dollars in thousands)
Site rental revenues	$327,050	$306,296	7%

Operating expenses:
Costs of operations(a)(b)	95,168	93,722	2%
Management fee(b)	24,020	23,290	3%
Asset write-down charges	344	—	*
Depreciation, amortization and accretion	105,432	105,172	—%
Total operating expenses	224,964	222,184	1%
Operating income (loss)	102,086	84,112	21%
Interest expense and amortization of deferred financing costs	(19,937)	(19,937)	—%
Other income (expense)	(27)	849
Income (loss) before income taxes	82,122	65,024
Benefit (provision) for income taxes	(186)	(176)
Net income (loss)	$81,936	$64,848
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related party transactions.
Second Quarter 2018 and 2017
Site rental revenues for the three months ended June 30, 2018 increased by $10.8 million, or 7%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" and our 2017 Form 10-K for further discussion regarding our customers' decommissioning of the Acquired Networks.
Operating income for the three months ended June 30, 2018 increased by $9.2 million, or 22%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the three months ended June 30, 2017.
Interest expense and amortization of deferred financing costs for the three months ended June 30, 2018 remained unchanged from the same period in the prior year.
Net income for the three months ended June 30, 2018 was $41.2 million, compared to net income of $31.8 million for the three months ended June 30, 2017. The increase was due primarily to the aforementioned increase in site rental revenues.

First Six Months 2018 and 2017
Site rental revenues for the six months ended June 30, 2018 increased by $20.8 million, or 7%, from the same period in the prior year. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewal of tenant contracts. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" and our 2017 Form 10-K for further discussion regarding our customers' decommissioning of the Acquired Networks.
Operating income for the six months ended June 30, 2018 increased by $18.0 million, or 21%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the six months ended June 30, 2017.
Interest expense and amortization of deferred financing costs for the six months ended June 30, 2018 remained unchanged from the same period in the prior year.
Net income for the six months ended June 30, 2018 was $81.9 million compared to net income of $64.8 million for the six months ended June 30, 2017. The increase was due primarily to the aforementioned increase in site rental revenues.
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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2018:

(In thousands)
Cash and cash equivalents	$21,655
Debt	993,355
Total member's equity	2,498,784
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Six Months Ended June 30,
	2018	2017	Change
	(In thousands)
Net cash provided by (used for):
Operating activities	$182,921	$172,755	$10,166
Investing activities	(32,414)	(26,099)	(6,315)
Financing activities	(159,623)	(143,402)	(16,221)
Net increase (decrease) in cash and cash equivalents	$(9,116)	$3,254	$(12,370)
Operating Activities
The increase in net cash provided by operating activities for the first six months of 2018 of $10.2 million, or 6%, from the first six months of 2017, was due primarily to growth in cash revenues, including cash escalations that are subject to straight-line accounting, offset by a net decrease from changes in working capital. Changes in working capital (including changes in accounts receivables, deferred site rental receivables and prepaid ground leases) contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from customers.

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

•	Sustaining capital expenditures consist of capital improvements on our sites that enable our customers' ongoing quiet enjoyment of the site.
Capital expenditures for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017	Change
	(In thousands)
Site improvements	$28,751	$22,798	$5,953
Sustaining	3,663	3,301	362
Total	$32,414	$26,099	$6,315
Financing Activities
The net cash flows used for financing activities in the six months ended June 30, 2018 and 2017 includes the impact from our continued practice of distributing excess cash to our member.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2018 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2017 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 in our 2017 Form 10-K. The critical accounting policies and estimates for the first six months of 2018 have not changed from the critical accounting policies for the year ended December 31, 2017.
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

CC HOLDINGS GS V LLC

Date:	August 6, 2018	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 6, 2018	By:	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)