Form 10-Q
period 2018-09-30
CC Holdings GS V LLC
filed 2018-11-05
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2018, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$24,236	$30,771
Receivables, net	2,740	2,581
Prepaid expenses	28,615	24,300
Deferred site rental receivables and other current assets	25,739	25,105
Total current assets	81,330	82,757
Deferred site rental receivables	341,633	333,164
Property and equipment, net of accumulated depreciation of $989,180 and $919,546, respectively	1,021,517	1,041,157
Goodwill	1,338,730	1,338,730
Other intangible assets, net	836,156	922,526
Long-term prepaid rent and other assets, net	39,252	38,154
Total assets	$3,658,618	$3,756,488

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and payables	$2,325	$1,801
Accrued interest	17,748	8,126
Deferred revenues	11,709	11,586
Other accrued liabilities	8,835	8,828
Total current liabilities	40,617	30,341
Debt	993,701	992,663
Deferred ground lease payable	111,856	107,673
Above-market leases and other liabilities	49,936	49,340
Total liabilities	1,196,110	1,180,017
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,462,508	2,576,471
Accumulated earnings (deficit)	—	—
Total member's equity	2,462,508	2,576,471
Total liabilities and equity	$3,658,618	$3,756,488

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Site rental revenues	$165,108	$153,732	$492,158	$460,028

Operating expenses:
Site rental cost of operations—third parties(a)	37,616	37,504	112,469	113,185
Site rental cost of operations—related parties(a)	10,163	9,234	30,478	27,275
Site rental cost of operations—total(a)	47,779	46,738	142,947	140,460
Management fee—related party	12,207	11,779	36,227	35,069
Asset write-down charges	—	—	344	—
Depreciation, amortization and accretion	52,333	52,714	157,765	157,886
Total operating expenses	112,319	111,231	337,283	333,415
Operating income (loss)	52,789	42,501	154,875	126,613
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	(29,906)	(29,906)
Other income (expense)	90	(720)	63	129
Income (loss) before income taxes	42,910	31,812	125,032	96,836
Benefit (provision) for income taxes	(93)	(88)	(279)	(264)
Net income (loss)	$42,817	$31,724	$124,753	$96,572

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$124,753	$96,572
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	157,765	157,886
Amortization of deferred financing costs	1,038	1,038
Asset write-down charges	344	—
Changes in assets and liabilities:
Increase (decrease) in accrued interest	9,622	9,622
Increase (decrease) in accounts payable	500	(893)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	3,009	3,788
Decrease (increase) in receivables	(158)	1,148
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent and other assets	(12,505)	5,969
Net cash provided by (used for) operating activities	284,368	275,130
Cash flows from investing activities:
Capital expenditures	(52,187)	(46,001)
Net cash provided by (used for) investing activities	(52,187)	(46,001)
Cash flows from financing activities:
Distributions to member	(238,716)	(224,160)
Net cash provided by (used for) financing activities	(238,716)	(224,160)
Net increase (decrease) in cash and cash equivalents	(6,535)	4,969
Cash and cash equivalents at beginning of period	30,771	19,550
Cash and cash equivalents at end of period	$24,236	$24,519

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2018	$2,498,784	$—	$2,498,784
Distributions to member (note 4)	(36,276)	(42,817)	(79,093)
Net income (loss)	—	42,817	42,817
Balance, September 30, 2018	$2,462,508	$—	$2,462,508

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2017	$2,660,691	$—	$2,660,691
Distributions to member (note 4)	(49,034)	(31,724)	(80,758)
Net income (loss)	—	31,724	31,724
Balance, September 30, 2017	$2,611,657	$—	$2,611,657

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2018	$2,576,471	$—	$2,576,471
Distributions to member (note 4)	(113,963)	(124,753)	(238,716)
Net income (loss)	—	124,753	124,753
Balance, September 30, 2018	$2,462,508	$—	$2,462,508

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2017	$2,739,245	$—	$2,739,245
Distributions to member (note 4)	(127,588)	(96,572)	(224,160)
Net income (loss)	—	96,572	96,572
Balance, September 30, 2017	$2,611,657	$—	$2,611,657

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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2018, and the consolidated results of operations and the consolidated cash flows for the nine months ended September 30, 2018 and 2017. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
This guidance is effective for the Company as of January 1, 2019, and is required to be adopted using a modified retrospective approach, which after certain additional updates in July 2018, allows the Company to apply the new guidance either (1) as of the beginning of the earliest period presented, or (2) as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods. If necessary under the new guidance, a cumulative-effect adjustment is recognized to the opening balance of retained earnings in the period in which the guidance is initially applied.

The Company will apply the guidance as of the effective date, without adjusting the comparative periods and, if necessary, will recognize a cumulative-effect adjustment to the opening balance of retained earnings. Although early adoption is permitted, the Company will not adopt the new guidance prior to January 1, 2019.
The Company expects that (1) its lessor and lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will have a material impact on its condensed consolidated balance sheet due to the addition of right-of-use assets and lease liabilities for lessee arrangements (which primarily consist of ground leases under the Company's towers); and (3) there will not be a material impact to its condensed consolidated statement of operations and condensed consolidated statement of cash flows. CCIC is in the process of updating certain of its existing information technology systems to integrate the new lease guidance requirements.

3.	Debt
The outstanding balance of the 3.849% Secured Notes due April 2023 as of September 30, 2018 and December 31, 2017 was $994 million and $993 million, respectively.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense on debt obligations	$9,623	$9,623	$28,868	$28,868
Amortization of deferred financing costs	346	346	1,038	1,038
Total	$9,969	$9,969	$29,906	$29,906

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to an affiliate acquiring rights to such land. As of September 30, 2018, approximately 30% of the Company's towers were located on land which was controlled by an affiliate. Also, the Company receives site rental revenue from affiliates for land controlled by the Company on which affiliates have towers and pays ground rent expense to affiliates for land owned by affiliates on which the Company has towers.
For the nine months ended September 30, 2018 and 2017, the Company recorded equity distributions of $238.7 million and $224.2 million, respectively, reflecting distributions to its member. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of September 30, 2018 and 2017, the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.

5.	Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. For U.S. federal income tax purposes, the Company's assets and operations are included in the CCIC REIT.
For the nine months ended September 30, 2018 and 2017, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction and (2) state taxes.

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

	Level in Fair Value Hierarchy	September 30, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$24,236	$24,236	$30,771	$30,771
Liabilities:
Debt	2	993,701	994,300	992,663	1,032,530

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

7.	Commitments and Contingencies
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

8.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$19,246	$19,246

9.	Guarantor Subsidiaries
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2018.

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each contract by the related site rental revenue) of approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $4.3 billion of expected future cash inflows.

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

◦
Approximately 21% of our site rental cost of operations represents ground lease payments to our affiliates. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 3 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $284.4 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2018.

•
During 2018, we also expect that the impact from tenant leasing will be offset by non-renewals of tenant contracts, primarily from our customers' decommissioning of the Acquired Networks, at least in part.

•
During 2019, we expect demand for tenant leasing to continue; however, we anticipate any increase to site rental revenues attributable to new leasing will be offset by expected non-renewals of tenant contracts, including from our customers' continued decommissioning of the Acquired Networks.

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
Comparison of Consolidated Results of Operations
The following information is derived from our historical consolidated statements of operations for the periods indicated.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Percent Change
	(Dollars in thousands)
Site rental revenues	$165,108	$153,732	7%

Operating expenses:
Costs of operations(a)(b)	47,779	46,738	2%
Management fee(b)	12,207	11,779	4%
Asset write-down charges	—	—	*
Depreciation, amortization and accretion	52,333	52,714	(1)%
Total operating expenses	112,319	111,231	1%
Operating income (loss)	52,789	42,501	24%
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	—%
Other income (expense)	90	(720)
Income (loss) before income taxes	42,910	31,812
Benefit (provision) for income taxes	(93)	(88)
Net income (loss)	$42,817	$31,724
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related party transactions.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Percent Change
	(Dollars in thousands)
Site rental revenues	$492,158	$460,028	7%

Operating expenses:
Costs of operations(a)(b)	142,947	140,460	2%
Management fee(b)	36,227	35,069	3%
Asset write-down charges	344	—	*
Depreciation, amortization and accretion	157,765	157,886	—%
Total operating expenses	337,283	333,415	1%
Operating income (loss)	154,875	126,613	22%
Interest expense and amortization of deferred financing costs	(29,906)	(29,906)	—%
Other income (expense)	63	129
Income (loss) before income taxes	125,032	96,836
Benefit (provision) for income taxes	(279)	(264)
Net income (loss)	$124,753	$96,572
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related party transactions.
Third Quarter 2018 and 2017
Site rental revenues for the three months ended September 30, 2018 increased by $11.4 million, or 7%, from the same period in the prior year. This increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" and our 2017 Form 10-K for further discussion regarding our customers' decommissioning of the Acquired Networks.
Operating income for the three months ended September 30, 2018 increased by $10.3 million, or 24%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the three months ended September 30, 2017.
Interest expense and amortization of deferred financing costs for the three months ended September 30, 2018 remained unchanged from the same period in the prior year.
Net income for the three months ended September 30, 2018 was $42.8 million, compared to net income of $31.7 million for the three months ended September 30, 2017. The increase was due primarily to the aforementioned increase in site rental revenues.

First Nine Months 2018 and 2017
Site rental revenues for the nine months ended September 30, 2018 increased by $32.1 million, or 7%, from the same period in the prior year. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewal of tenant contracts. Tenant additions were influenced by our customers' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" and our 2017 Form 10-K for further discussion regarding our customers' decommissioning of the Acquired Networks.
Operating income for the nine months ended September 30, 2018 increased by $28.3 million, or 22%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the nine months ended September 30, 2017.
Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2018 remained unchanged from the same period in the prior year.

Net income for the nine months ended September 30, 2018 was $124.8 million compared to net income of $96.6 million for the nine months ended September 30, 2017. The increase was due primarily to the aforementioned increase in site rental revenues.

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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2018:

(In thousands)
Cash and cash equivalents	$24,236
Debt	993,701
Total member's equity	2,462,508
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Nine Months Ended September 30,
	2018	2017	Change
	(In thousands)
Net cash provided by (used for):
Operating activities	$284,368	$275,130	$9,238
Investing activities	(52,187)	(46,001)	(6,186)
Financing activities	(238,716)	(224,160)	(14,556)
Net increase (decrease) in cash and cash equivalents	$(6,535)	$4,969	$(11,504)
Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2018 of $9.2 million, or 3%, from the first nine months of 2017, was due primarily to growth in cash revenues, including cash escalations that are subject to straight-line accounting, offset by a net decrease from changes in working capital. Changes in working capital (including changes in accounts receivables, deferred site rental receivables and prepaid ground leases) contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from customers.

Investing Activities
Capital Expenditures
Our capital expenditures include the following:

•
Site improvement capital expenditures consist of improvements to existing sites to accommodate new leasing and typically vary based on, among other factors: (1) the type of site, (2) the scope, volume, and mix of work performed on the site, (3) existing capacity prior to installation or (4) changes in structural engineering regulations and standards. Our decisions regarding capital expenditures are influenced by (1) sufficient potential to enhance CCIC's long-term stockholder value, (2) CCIC's availability and cost of capital and (3) CCIC's expected returns on alternative uses of cash, such as payments of dividends and investments.

•	Sustaining capital expenditures consist of capital improvements on our sites that enable our customers' ongoing quiet enjoyment of the site.
Capital expenditures for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017	Change
	(In thousands)
Site improvements	$46,105	$40,338	$5,767
Sustaining	6,082	5,663	419
Total	$52,187	$46,001	$6,186
Financing Activities
The net cash flows used for financing activities in the nine months ended September 30, 2018 and 2017 includes the impact from our continued practice of distributing excess cash to our member.
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

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2018 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2017 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 in our 2017 Form 10-K. The critical accounting policies and estimates for the first nine months of 2018 have not changed from the critical accounting policies for the year ended December 31, 2017.
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

CC HOLDINGS GS V LLC

Date:	November 5, 2018	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 5, 2018	By:	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)