Form 10-K
period 2018-12-31
CC Holdings GS V LLC
filed 2019-02-25
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of a "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 31, 2018, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
Documents Incorporated by Reference: NONE.

The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements that are based on management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," and any variations of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, carriers' investments in their networks, tenant additions and demand for wireless data and our communications infrastructure (as defined below), (2) expectations regarding non-renewals of tenant contracts (including the impact of our tenants' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks (collectively, "Acquired Networks")), (3) expectations regarding our communications infrastructure and the potential benefits that may be derived therefrom, (4) the strength of the U.S. market for communications infrastructure, (5) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures limitations created as a result of being a wholly-owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (6) potential benefits of our discretionary investments, (7) our full year 2019 outlook and the anticipated changes in our financial results, including future revenues and operating cash flows, (8) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (9) expectations for sustaining capital expenditures, (10) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT and (11) expectations related to the impact of tenant consolidation or ownership changes, including the potential combination of T-Mobile and Sprint.

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
PART I

Item 1.     Business
Overview
We are an indirect, wholly-owned subsidiary of CCIC, which is one of the largest owners and operators in the United States ("U.S.") of shared communications infrastructure, including (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks ("small cells") and fiber solutions. As of December 31, 2018, CCIC and its subsidiaries collectively owned, leased or managed (1) approximately 40,000 towers and (2) approximately 65,000 route miles of fiber in the U.S., including Puerto Rico.
Our core business is providing access, including space or capacity, to certain communications infrastructure sites ("sites") via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "contracts"). Our existing customers on our communications infrastructure are referred to herein as "tenants." We seek to increase our site rental revenues through tenant additions or modifications of existing tenant installations (collectively, "tenant additions"). Our operating costs generally tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions.
Below is certain information concerning our business and organizational structure:

•	We own, lease and manage approximately 7,600 sites.

•	Approximately 62% and 77% of our sites are located in the 50 and 100 largest basic trading areas ("BTAs"), respectively.

•
Approximately 68% of our sites are leased or subleased or operated and managed ("Sprint Sites") pursuant to 32-year master leases (expiring in May 2037) ("Sprint Master Leases") or other agreements with subsidiaries of Sprint.

•
The contracts for land interests under our towers have an average total remaining life (calculated by weighting the remaining term for each contract by its percentage of our total site rental revenues) of approximately 25 years.

•
Our subsidiaries (other than Crown Castle GS III Corp.) are organized specifically to own, lease and manage certain communications infrastructure, such as sites or other structures, and have no employees.

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

◦
The Tax Cuts and Jobs Act, enacted in 2018 ("Tax Reform Act"), made substantial changes to the Internal Revenue Code of 1986, as amended ("Code"). Among the many corporate changes are a significant reduction in the corporate income tax rate, repeal of the corporate alternative minimum tax for years beginning in 2018 and limitations on the deductibility on interest expense. In addition, under the Tax Reform Act, qualified REIT dividends (within the meaning of Section 199A(e)(3) of the Code) constitute a part of a non-corporate taxpayer's "qualified business income amount" and thus CCIC's non-corporate U.S. stockholders may be eligible to take a qualified business income deduction in an amount equal to 20% of such dividends received from CCIC. Without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The Tax Reform Act has not had a material impact on the Company.

Certain information concerning our tenants and site rental contracts is as follows:

•	Our largest tenants include Sprint, AT&T, T-Mobile and Verizon Wireless, which collectively accounted for 89% of our 2018 site rental revenues.

•	The vast majority of our site rental revenues are of a recurring nature and are subject to long-term contracts with our tenants.

•
Our site rental revenues typically result from long-term tenant contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods at the option of the tenant of five to ten years each, (3) limited termination rights for our tenants and (4) contractual escalations of the rental price.

•	Exclusive of renewals at the tenants' option, our tenant contracts have a weighted-average remaining life of approximately six years and represent $4.3 billion of expected future cash inflows.
See "Item 7. MD&A—General Overview" for a further discussion of our business fundamentals.
Available Information
CCIC maintains a website at www.crowncastle.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended) ("Exchange Act") and other information about us are made available, free of charge, through the investor relations section of CCIC's website at http://investor.crowncastle.com or at the SEC's website at http://www.sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.     Risk Factors
You should carefully consider all of the risks discussed below, as well as the other information contained in this document when evaluating our business.
Our business depends on the demand for our communications infrastructure, driven primarily by demand for wireless data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our tenants may materially and adversely affect our business (including reducing demand for our communications infrastructure).
Tenant demand for our communications infrastructure depends on the demand for wireless data from their tenants. The willingness of our tenants to utilize our communications infrastructure, or renew or extend existing contracts on our communications infrastructure, is affected by numerous factors, including:
•consumers' demand for wireless data;
•availability or capacity of our communications infrastructure or associated land interests;
•location of our communications infrastructure;
•financial condition of our tenants, including their profitability and availability or cost of capital;

•	willingness of our tenants to maintain or increase their network investment or changes in their capital allocation strategy;

•	availability and cost of spectrum for commercial use;
•increased use of network sharing, roaming, joint development, or resale agreements by our tenants;
•mergers or consolidations by and among our tenants;
•changes in, or success of, our tenants' business models;

•	governmental regulations and initiatives, including local or state restrictions on the proliferation of communications infrastructure;
•cost of constructing communications infrastructure;
•our market competition;

•
technological changes including those (1) affecting the number or type of communications infrastructure needed to provide wireless data to a given geographic area or otherwise serve as a substitute or alternative to our communications infrastructure or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; and

•our ability to efficiently satisfy our tenants' service requirements.
A slowdown in demand for wireless data or our communications infrastructure may negatively impact our growth or otherwise have a material adverse effect on us. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our communications infrastructure.
The amount, timing and mix of our tenants' network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in carrier network investment typically impact the demand for our communications infrastructure. As a result, changes in carrier plans such as delays in the implementation of new systems, new and emerging technologies (including small cells), or plans to expand coverage or capacity may reduce demand for our communications infrastructure. Furthermore, the wireless industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless data or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact the wireless industry, which may materially and adversely affect our business, including by reducing demand for our communications infrastructure. In addition, a slowdown may increase competition for site rental tenants. Such an industry slowdown or a reduction in tenant network investment may materially and adversely affect our business.
A substantial portion of our revenues is derived from a small number of tenants, and the loss, consolidation, or financial instability of any of such tenants may materially decrease revenues or reduce demand for our communications infrastructure.
For the year ended December 31, 2018, our site rental revenues by tenant were as follows:
The loss of any one of our large tenants as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our tenants, or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, communications infrastructure assets, intangible assets, or (4) other adverse effects to our business. We cannot guarantee that contracts with our major tenants will not be terminated or that these tenants will renew their contracts with us. In addition, we also derive a portion of our revenues, and anticipate future growth from new entrants offering or contemplating offering wireless services. Such tenants may be smaller or have less financial resources than our four largest tenants, may have business models that may not be successful, or may require additional capital.
Consolidation among our tenants will likely result in duplicate or overlapping parts of networks, for example, where they are co-residents on a tower, which may result in the termination or non-renewal of the tenant contracts and negatively impact revenues from our communications infrastructure. Due to the long-term nature of tenant contracts, we expect, but cannot be certain, that any termination of tenant contracts as a result of this potential consolidation would be spread over multiple years. Such consolidation may result in a reduction in such tenants' future network investment in the aggregate because their expansion plans may be similar. Tenant consolidation could decrease the demand for our communications infrastructure, which in turn may result in a reduction in our revenues or cash flows.
In recent years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS and Clearwire ("Acquired Networks"), respectively. During 2019, we anticipate any increase to site rental revenues attributable to new leasing will be offset by expected non-renewals of tenant contracts, including from our tenants' continued decommissioning of the Acquired Networks. The Acquired Networks represented approximately 7% of our site rental revenues for the year ended December 31, 2018. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary from our expectations.
In April 2018, T-Mobile and Sprint entered into a definitive agreement to merge, subject to regulatory approval and other closing conditions. This potential transaction may result in a decrease or delay in demand for our communications infrastructure, as a result of the anticipated integration of the T-Mobile and Sprint networks and related duplicate or overlapping parts of their networks, which may lead to a reduction in our revenues or cash flows and may trigger a review for impairment of certain long-lived assets. For the year ended December 31, 2018, T-Mobile and Sprint represented approximately 19% and 36%, respectively, of the Company's consolidated site rental revenues. Further, the Company derived approximately 16% of its consolidated site rental revenues from each of T-Mobile and Sprint on towers where both carriers currently reside, inclusive of approximately 2% impact from the aforementioned expected non-renewals from the anticipated decommissioning of portions of T-Mobile's MetroPCS and Sprint's Clearwire networks. In addition, there is an average of approximately five years and six years of current term remaining on all lease agreements with T-Mobile and Sprint, respectively. See also "Item 1. Business" and note 11 to our consolidated financial statements.

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
Our growth is dependent on our entering into new tenant contracts (including amendments to contracts upon modification of an existing tower installation), as well as renewing or renegotiating tenant contracts when existing tenant contracts terminate. Competition in our industry may make it more difficult for us to attract new tenants, maintain or increase our gross margins or maintain or increase our market share. We face competition for site rental tenants and associated rental rates from various sources, including (1) other independent communications infrastructure owners or operators, including those that own, operate, or manage sites, rooftops, broadcast towers, utility poles, fiber or small cells, or (2) new alternative deployment methods for communications infrastructure.
New technologies may reduce demand for our communications infrastructure or negatively impact our revenues.
Improvements in the efficiency, architecture and design of communication networks may reduce the demand for our communications infrastructure. For example, new technologies that may promote network sharing, joint development, wireless backhaul, or resale agreements by our tenants, such as signal combining technologies or network functions virtualization, may reduce the need for our communications infrastructure. In addition, other technologies, such as Wi-Fi, Distributed Antenna Systems ("DAS"), femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for or alternatives to leasing on communications infrastructure that might otherwise be anticipated or expected had such technologies not existed. In addition, new technologies that enhance the range, efficiency and capacity of communication equipment could reduce demand for our communications infrastructure. Any reduction in demand for our communications infrastructure resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.

If we fail to retain rights to our communications infrastructure, including the land interests under our towers, our business may be adversely affected.
The property interests on which our towers reside, including the land interests under our towers (other than the sites sub-leased under the Sprint Master Leases) consist of leaseholds and exclusive easements, as well as permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcies of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, may interfere with our ability to conduct our business or generate revenues. If a material number of the grantors of these rights elect not to renew their terms, our ability to conduct business or generate revenues could be adversely affected. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. In some cases, other subsidiaries of CCIC have acquired certain third party land interests under certain of our sites as a result of negotiated transactions, and we have entered into leases with such affiliates. Approximately 15% of our sites for the year ended December 31, 2018 are under our control for less than 10 years. If we are unable to retain rights to the property interests on which our towers reside, our business may be adversely affected.
As of December 31, 2018, approximately 68% of our sites were Sprint Sites. CCIC, through its subsidiaries (including us), has the option to purchase, in 2037, all (but not less than all) of the leased and subleased Sprint Sites (as well as other Sprint sites leased or subleased by other subsidiaries of CCIC) from Sprint for approximately $2.3 billion; CCIC has no obligation to exercise such purchase option. CCIC may not have the required available capital to exercise such purchase option at the time this option is exercisable. Even if CCIC does have available capital, it may choose not to exercise its purchase option for business or other reasons. In the event that CCIC does not exercise the purchase option, or is otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that CCIC decides to exercise the purchase option, the benefits of the acquisition of the sites may not exceed the costs, which could adversely affect our business.
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
Subject to certain cure, arbitration, or other provisions, in the event of an uncured default under a Sprint Master Lease, Sprint may terminate the Sprint Master Lease as to the applicable sites. If we default under the Sprint Master Leases with respect to more than 20% of the Sprint Sites within any rolling five-year period, Sprint will have the right to terminate the Sprint Master Leases with respect to all Sprint Sites. If Sprint terminates Sprint Master Leases with respect to all of or a significant number of sites, we would lose all of our interests in those sites (which collectively represent approximately 68% of our sites as of December 31, 2018) and our ability to make payments on the 3.849% Secured Notes would therefore be significantly impaired.
We have no employees of our own and hence are dependent on the Manager for the conduct of our operations. Any failure of the Manager to continue to perform in its role as manager of the sites could have a material adverse impact on our business.
Pursuant to a management agreement among CCL, certain of its direct and indirect subsidiaries and CCUSA ("Management Agreement"), all of our sites are managed by CCUSA ("Manager"). The Manager continues to be responsible for causing maintenance to be carried out in a timely fashion, carrying out the landlord's responsibilities under the tenant contracts, and marketing the site spaces. Management errors may adversely affect the revenue generated by the sites. In addition, the Manager's performance continues to depend to a significant degree upon the continued contributions of key management, engineering, sales and marketing, tenant support, legal, or finance personnel, some of whom may be difficult to replace. The Manager does not have employment agreements with any of its employees, and no assurance can be given that the services of such personnel will continue to be available to the Manager. Furthermore, the Manager does not maintain key man life insurance policies on its executives that would adequately compensate it for any loss of services of such executives. The loss of the services of one or more of these executives could have a material adverse effect on the Manager's ability to manage our operations.
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

New wireless technologies may not deploy or be adopted by tenants as rapidly or in the manner projected.
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
We do not expect the Tax Reform Act to significantly affect us, although we cannot predict with certainty how such legislation will affect CCIC and us in the future. In addition, the present U.S. federal tax treatment of REITs is subject to change, possibly with retroactive effect, by legislative, judicial or administrative action at any time, and any such change might adversely affect CCIC's REIT status or benefits. We cannot predict the impact, if any, that such changes, if enacted, might have on our business. However, it is possible that such changes could adversely affect our business or inclusion of our assets and operations in CCIC's REIT.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.     Properties
Towers are vertical, metal structures generally ranging in height from 50 to 300 feet. Our towers are located on tracts of land that support the towers, equipment shelters and, where applicable, guy-wires to stabilize the structure. As of December 31, 2018, the average number of tenants (defined as a unique license and any related amendments thereto) per site is approximately 2.7. Substantially all of our towers can accommodate additional tenancy either as currently constructed or with appropriate modifications to the structure.
See the following for further information regarding our communications infrastructure:
•"Item 1. Business—Overview" for information regarding our communications infrastructure portfolio.

•
"Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining contractual obligations related to our business as of December 31, 2018, including our lease obligations.

•	"Schedule III - Schedule of Real Estate and Accumulated Depreciation" for further information on our productive properties.

Item 3.     Legal Proceedings
We are periodically involved in legal proceedings that arise in the ordinary course of business. Most of these proceedings arising in the ordinary course of business involve disputes with landlords, vendors, collection matters involving bankrupt tenants, zoning or siting matters or condemnation. While the outcome of these matters cannot be predicted with certainty, management does not expect any pending matters to have a material adverse effect on us.

Item 4.     Mine Safety Disclosures
N/A

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our equity is not publicly traded. Our only member is GSOP, a wholly-owned indirect subsidiary of CCIC. During 2018 and 2017, we recorded an equity distribution from GSOP of amounts due to our affiliates of $313.0 million and $296.5 million, respectively. See notes 5 and 6 to our consolidated financial statements.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
Overview
We own, lease and manage approximately 7,600 sites located across the United States. See "Item 1. Business" for additional information regarding our sites and contracts.
Business Fundamentals
The following are certain highlights of our business fundamentals as of and for the year ended December 31, 2018:

•	Potential growth resulting from the increasing demand for wireless data

◦
We expect U.S. wireless carriers will continue their focus on improving network quality and expanding capacity (including through 5G initiatives) by adding additional antennas or other equipment on our towers.

◦
We expect existing new tenant demand for our towers will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet usage and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity and (6) the availability of additional spectrum.

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

◦
Our subsidiaries (other than Crown Castle GS III Corp.) were organized specifically to own, lease and manage certain communications infrastructure, such as towers or other structures, and have no employees.

◦
Management services, including those functions reasonably necessary to maintain, market, operate, manage or administer the sites, are performed by CCUSA. The management fee under the Management Agreement is equal to 7.5% of our "Operating Revenues," as defined under the Management Agreement.

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

•	Majority of our revenues from large wireless carriers.

◦	Approximately 89% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless. See "Item 1A. Risk Factors" and note 11 to our consolidated financial statements.

◦	The average number of tenants per site was approximately 2.7.

•	Majority of land interests under our towers are under long-term control.

◦
More than 80% and more than 50% of our sites are under our control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned by us, including fee interests and perpetual easements.

◦
The contracts for land interest under our towers had an average remaining life (calculated by weighting the remaining term for each contract by its percentage of our total site rental revenues) of approximately 25 years.

◦
Approximately 21% of our site rental cost of operations represents ground lease payments to our affiliates. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 5 to our consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $372.0 million. See "Item 7. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.
•We expect demand for tenant leasing to continue during 2019.

•
During 2019, we anticipate any increase to site rental revenues attributable to new leasing will be offset by expected non-renewals of tenant contracts, including from our tenants' continued decommissioning of the Acquired Networks.

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
Comparison of Consolidated Results of Operations
The following is a comparison of our 2018, 2017 and 2016 consolidated results of operations:

	Years Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands of dollars)
Site rental revenues	$659,490	$616,897	$611,639	7%	1%

Operating expenses:
Costs of operations(a)(b)	190,729	186,419	185,713	2%	—%
Management fee(b)	48,520	46,946	45,433	3%	3%
Asset write-down charges	593	181	4,851	*	*
Depreciation, amortization and accretion	210,072	210,607	209,361	—%	1%
Total operating expenses	449,914	444,153	445,358	1%	—%
Operating income (loss)	209,576	172,744	166,281	21%	4%
Interest expense and amortization of deferred financing costs(b)	(39,874)	(39,874)	(49,515)	—%	(19)%
Gain (loss) on retirement of debt	—	—	(10,273)	*	*
Other income (expense)	196	287	(242)	*	*
Income (loss) before income taxes	169,898	133,157	106,251	*	*
Benefit (provision) for income taxes	(416)	614	668	*	*
Net income (loss)	$169,482	$133,771	$106,919	*	*
____________________

*	Percentage is not meaningful.

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related party transactions.
Years Ended December 31, 2018 and 2017
Site rental revenues for 2018 increased by approximately $42.6 million, or 7%, from 2017. Site rental revenues were impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity. See also "Item 7. MD&A—General Overview."
Operating income for 2018 increased by approximately $36.8 million, or 21%, from 2017. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in cost of operations and the management fee.
Interest expense and amortization of deferred financing costs were unchanged from 2017 to 2018.
Benefit (provision) for income taxes for 2018 was a provision of $0.4 million compared to a benefit of $0.6 million for 2017. The effective tax rates for 2018 and 2017 differ from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. See "Item 1A. —Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Net income for 2018 was approximately $169.5 million, compared to net income of approximately $133.8 million for 2017. The increase in net income was predominately due to the aforementioned increase in site rental revenues.

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
Operating income for 2017 increased by $6.5 million, or 4%, from 2016. The increase in operating income was predominately due to the aforementioned increase in site rental revenues and a decrease in asset write-down charges.
During September 2016, CCIC issued $700 million aggregate principal amount of 2.250% senior unsecured notes and used a portion of the proceeds to repay all of our previously outstanding 2.381% Secured Notes, which resulted in a loss on retirement of debt of approximately $10.3 million.
Interest expense and amortization of deferred financing costs for 2017 decreased by $9.6 million, or 19%, from 2016. This decrease was related to the aforementioned repayment in September 2016 of the previously outstanding 2.381% Secured Notes.
Benefit (provision) for income taxes remained consistent from 2016 to 2017. The effective tax rates for 2017 and 2016 differs from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. See "Item 1A. —Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Net income for 2017 was approximately $133.8 million, compared to net income of approximately $106.9 million for 2016. The increase in net income was predominately due to the aforementioned loss on retirement of debt and related decrease in interest expense and amortization of deferred financing costs.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term contracts (see "Item 7. MD&A—General Overview") from the largest U.S. wireless carriers. Historically, our net cash provided by operating activities (net of cash interest payments) has exceeded our capital expenditures. For the foreseeable future, we expect to continue to generate net cash provided by operating activities (exclusive of movements in working capital) that exceeds our capital expenditures. We seek to allocate the net cash provided by our operating activities in a manner that we believe drives value for our member.
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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2018:

December 31, 2018
(In thousands of dollars)
Cash and cash equivalents	$18,707
Debt	994,047
Total equity	2,432,991
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no debt maturities.

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
See note 5 to our consolidated financial statements for additional information regarding our debt.
Summary Cash Flows Information

	Years Ended December 31,
	2018	2017	2016
	(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$372,048	$357,317	$333,052
Investing activities	(71,150)	(49,551)	(53,409)
Financing activities	(312,962)	(296,545)	(280,494)
Net increase (decrease) in cash and cash equivalents	$(12,064)	$11,221	$(851)
Operating Activities
The increase in net cash provided by operating activities for 2018 of $14.7 million, or 4%, from 2017 was primarily due to growth in cash revenues, including cash escalations that are subject to straight-line accounting, partially offset by a net decrease in working capital. The increase in net cash provided by operating activities from 2016 to 2017 was primarily due to (1) growth in cash revenues, including cash escalations that are subject to straight-line accounting and (2) a net benefit from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.
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

•	Sustaining capital expenditures consist of maintenance capital expenditures on our sites that enable our tenants' ongoing quiet enjoyment of the site.
A summary of our capital expenditures for the last three years is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands of dollars)
Site improvements	63,590	40,051	43,721
Sustaining	7,560	9,500	9,688
Total	71,150	49,551	53,409
Capital expenditures increased by approximately $21.6 million from 2017 to 2018 predominately due to a higher volume of improvements performed on existing sites.

Financing Activities
The net cash flows used for financing activities during the years ended December 31, 2018, 2017 and 2016 were impacted by our continued practice of distributing excess cash to our member. In addition, in September 2016, CCIC issued $700 million aggregate principal amount of September 2016 Senior Notes and used a portion of the net proceeds from the September 2016 Senior Notes offering to repay $500 million of our previously outstanding 2.381% Secured Notes. We recorded an equity contribution related to the debt repayment of our previously outstanding 2.381% Secured Notes for the year ended December 31, 2016. See notes 5 and 6 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2018. These contractual cash obligations relate primarily to our 3.849% Secured Notes and lease obligations for land interests under our towers.

	Years Ending December 31,
Contractual Obligations(a)	2019	2020	2021	2022	2023	Thereafter	Totals
	(In thousands of dollars)
Debt	$—	$—	$—	$—	$1,000,000	$—	$1,000,000
Interest payments on debt	38,490	38,490	38,490	38,490	19,245	—	173,205
Lease obligations(b)	142,671	144,069	144,390	142,144	140,193	1,697,442	2,410,909
Total contractual obligations	$181,161	$182,559	$182,880	$180,634	$1,159,438	$1,697,442	$3,584,114

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon contract and easement terminations to remove communications infrastructure or remediate the land upon which our communications infrastructure resides. The cash obligations disclosed in the above table, as of December 31, 2018, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $133 million. As of December 31, 2018, the net present value of these asset retirement obligations was approximately $33.4 million.

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

(b)
Amounts relate primarily to contract obligations for the land interests on which our towers reside. The operating lease payments included in the table above include payments for certain renewal periods at our option that are reasonably certain to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant contracts. As of December 31, 2018, the contracts for land interests under our towers had an average remaining life of approximately 25 years, weighted based on site rental revenues. See note 10 to our consolidated financial statements.

Debt Restrictions
The Secured Notes Indenture does not contain financial maintenance covenants but it does contain restrictive covenants, subject to certain exceptions, related to our ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, we may not issue debt other than (1) certain permitted refinancings of the 3.849% Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million or (3) unsecured debt or additional notes under the Secured Notes Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Secured Notes Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2018, our Debt to Adjusted Consolidated Cash Flow Ratio was 2.3 to 1, and, as a result, we are currently not restricted in our ability to incur additional indebtedness. Further, we are not restricted in our ability to distribute cash to affiliates or issue dividends to our member.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
The following is a discussion of the accounting policies and estimates in effect for 2018 that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2018 are not intended to be a comprehensive list of our accounting policies and estimates. See note 2 to our consolidated financial statements for a summary of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions.

Revenue Recognition. Our revenue consists solely of site rental revenues, which are recognized on a ratable basis over the fixed, non-cancelable term of the relevant contract (generally ranging from five to 15 years), regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a contract. Certain of our contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index). If the payment terms call for fixed escalations, upfront payments or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "deferred site rental receivables." Amounts billed or received prior to being earned, are deferred and reflected in "deferred revenues" and "above-market leases and other liabilities." See note 2 to our consolidated financial statements.
Accounting for Long-Lived Assets—Valuation. As of December 31, 2018, our largest assets were our intangible assets, including goodwill and site rental contracts and tenant relationships (approximately $1.3 billion and $790 million in net book value, respectively, resulting predominately from the merger of Global Signal Inc. with and into a subsidiary of CCIC in 2007), followed by our $1.0 billion in net book value of property and equipment, which predominately consists of sites. Nearly all of our identifiable intangibles relate to the site rental contracts and tenant relationships intangible assets. See notes 2 and 4 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and tenant relationships intangible assets.
For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. The fair value of the vast majority of our assets and liabilities is determined by using either:

(1)	estimates of replacement costs (for tangible fixed assets such as sites), or

(2)	discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and tenant relationships and above-market and below-market leases).
The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization and accretion expense. The most important estimates for measurement of tangible fixed assets are: (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing, length and amount of cash flows including estimates regarding tenant renewals and cancellations.
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground contracts or easements, to remove sites or remediate the land upon which certain of our sites reside. In determining the fair value of these asset retirement obligations, we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, (3) discount rates and (4) the probability of enforcement to remove the towers or remediate the land. See note 2 to our consolidated financial statements.
Accounting for Long-Lived Assets—Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our sites, which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the contract (including optional renewals) for the land interests under the towers.

The useful life of our intangible assets is estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. We review the expected useful lives of our intangible assets on an ongoing basis and adjust if necessary. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and tenant relationships intangible assets is limited by the maximum depreciable life of the communications infrastructure (20 years), as a result of the interdependency of the sites and site rental contracts and tenant relationships. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and tenant relationships are valued based upon the fair value of the site rental contracts and tenant relationships which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
Accounting for Long-Lived Assets—Impairment Evaluation. We review the carrying values of property and equipment, intangible assets or other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and tenant relationships:

(1)	we pool site rental contracts and tenant relationships intangible assets and property and equipment into portfolio groups, and

(2)	we separately pool site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate.
We first pool site rental contracts and tenant relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view sites as portfolios and sites in a given portfolio and its related tenant contracts are not largely independent of the other sites in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of sites, (2) the interdependencies of site portfolios and (3) the manner in which sites are traded in the marketplace. The vast majority of our site rental contracts and tenant relationships intangible assets and property and equipment are pooled into the U.S. owned communications infrastructure group. Secondly, and separately, we pool site rental contracts and tenant relationships by significant tenant or by tenant grouping (for individually insignificant tenants), as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and tenant relationships intangible assets to the underlying contracts and related tenant relationships acquired.
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our sites or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our sites or (2) our ability to derive benefit from our existing tenant relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant tenant. During the periods presented, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
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
Accounting for Goodwill—Impairment Evaluation. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount, we would be required to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We have one reporting unit for goodwill impairment testing. We performed our annual goodwill impairment test as of October 1, 2018, which resulted in (1) the fair value of our reporting unit substantially exceeding the carrying value and (2) no impairments.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. Effective January 1, 2019, we adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See note 2 to our consolidated financial statements.

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
As of December 31, 2018, we have no interest rate swaps hedging any refinancings. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
CC Holdings GS V LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CC Holdings GS V LLC and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, cash flows and changes in member’s equity for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2019

We have served as the Company's auditor since 2011.

CC HOLDINGS GS V LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$18,707	$30,771
Receivables, net of allowance of $1,601 and $1,300, respectively	4,327	2,581
Prepaid expenses	23,155	24,300
Deferred site rental receivables	26,460	24,638
Other current assets	554	467
Total current assets	73,203	82,757
Deferred site rental receivables	343,740	333,164
Property and equipment, net	1,017,767	1,041,157
Goodwill	1,338,730	1,338,730
Site rental contracts and tenant relationships, net	789,974	902,667
Other intangible assets, net	18,353	19,859
Long-term prepaid rent and other assets, net	39,669	38,154
Total assets	$3,621,436	$3,756,488

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,933	$1,801
Accrued interest	8,126	8,126
Deferred revenues	12,533	11,586
Other accrued liabilities	8,866	8,828
Total current liabilities	31,458	30,341
Debt	994,047	992,663
Deferred ground lease payable	112,832	107,673
Above-market leases and other liabilities	50,108	49,340
Total liabilities	1,188,445	1,180,017
Commitments and contingencies (note 9)
Member's equity:
Member's equity	2,432,991	2,576,471
Accumulated earnings (deficit)	—	—
Total member's equity	2,432,991	2,576,471
Total liabilities and equity	$3,621,436	$3,756,488

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2018	2017	2016

Site rental revenues	$659,490	$616,897	$611,639

Operating expenses:
Site rental cost of operations—third parties(a)	149,748	149,764	151,812
Site rental cost of operations—related parties(a)	40,981	36,655	33,901
Site rental cost of operations—total(a)	190,729	186,419	185,713
Management fee—related party	48,520	46,946	45,433
Asset write-down charges	593	181	4,851
Depreciation, amortization and accretion	210,072	210,607	209,361
Total operating expenses	449,914	444,153	445,358
Operating income (loss)	209,576	172,744	166,281
Interest expense and amortization of deferred financing costs	(39,874)	(39,874)	(49,515)
Gains (losses) on retirement of debt	—	—	(10,273)
Other income (expense)	196	287	(242)
Income (loss) before income taxes	169,898	133,157	106,251
Benefit (provision) for income taxes	(416)	614	668
Net income (loss)	$169,482	$133,771	$106,919

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$169,482	$133,771	$106,919
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	210,072	210,607	209,361
Amortization of deferred financing costs	1,384	1,384	2,427
Asset write-down charges	593	181	4,851
(Gains) losses on retirement of debt	—	—	10,273
Changes in assets and liabilities:
Increase (decrease) in accrued interest	—	—	(529)
Increase (decrease) in accounts payable	(81)	(1,110)	257
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	4,346	1,964	3,678
Decrease (increase) in receivables	(1,745)	946	458
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent and other assets	(12,003)	9,574	(4,643)
Net cash provided by (used for) operating activities	372,048	357,317	333,052
Cash flows from investing activities:
Capital expenditures	(71,150)	(49,551)	(53,409)
Net cash provided by (used for) investing activities	(71,150)	(49,551)	(53,409)
Cash flows from financing activities:
Purchases and redemptions of debt	—	—	(508,472)
Equity contribution related to debt repayment	—	—	508,472
Distributions to member	(312,962)	(296,545)	(280,494)
Net cash provided by (used for) financing activities	(312,962)	(296,545)	(280,494)
Net increase (decrease) in cash and cash equivalents	(12,064)	11,221	(851)
Cash and cash equivalents at beginning of year	30,771	19,550	20,401
Cash and cash equivalents at end of year	$18,707	$30,771	$19,550

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2015	$2,327,938	$76,410	$2,404,348
Equity contribution related to debt repayment (note 5)	508,472	—	508,472
Distributions to member (note 6)	(97,165)	(183,329)	(280,494)
Net income (loss)	—	106,919	106,919
Balance, December 31, 2016	$2,739,245	$—	$2,739,245
Distributions to member (note 6)	(162,774)	(133,771)	(296,545)
Net income (loss)	—	133,771	133,771
Balance, December 31, 2017	$2,576,471	$—	$2,576,471
Distributions to member (note 6)	(143,480)	(169,482)	(312,962)
Net income (loss)	—	169,482	169,482
Balance, December 31, 2018	$2,432,991	$—	$2,432,991

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of CC Holdings GS V LLC ("CCL") and its consolidated wholly-owned subsidiaries (collectively, "Company"). The Company is a wholly-owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). CCL is a Delaware limited liability company ("LLC") that is a holding company and an issuer of the Company's debt. Intercompany accounts, transactions and profits have been eliminated. As used herein, the term "including," and any variation thereof means "including without limitations." The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease and manage approximately 7,600 towers and other structures (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "communications infrastructure" or "sites") that are geographically dispersed across the United States ("U.S"). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "contracts"). The Company's existing customers on its communication infrastructure are referred to herein as "tenants." Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement (as defined below), as the Company has no employees.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

Effective January 1, 2019, the Company adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $0.3 million, $0.2 million and $4.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a “step-one impairment test,” is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual goodwill impairment test as of October 1, 2018, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and tenant relationship, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and tenant relationships or (2) below-market leases for land interests under the acquired towers classified as "other intangible assets, net." The site rental contracts and tenant relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual tenant basis, considering, among other things, the contractual provisions with the tenant and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

assets. The useful life of the site rental contracts and tenant relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and tenant relationships. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and tenant relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts and tenant relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and tenant relationships intangible assets. First, the Company pools the site rental contracts and tenant relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
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
Revenue Recognition
Site rental revenues from the Company's contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant contract, which generally ranges from five to 15 years, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the contract. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's consolidated balance sheet.
Costs of Operations
In excess of three-fourths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes or insurance.
Generally, the ground lease agreements are specific to each site, are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a ratable basis, regardless of whether the contract payment terms require the Company to make payments annually, quarterly, monthly or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the communications infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

The Company's current liability related to straight-line ground lease expense is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $2.3 million and $1.9 million as of December 31, 2018 and 2017, respectively. The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's consolidated balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's consolidated balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $5.5 million and $5.7 million as of December 31, 2018 and 2017, respectively.
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
Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to the CCIC's taxable REIT subsidiaries, (3) franchise taxes, (4) property taxes and (5) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended to maintain qualification for taxation as a REIT.
Fair Values
The Company's assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. The three levels of the fair value hierarchy are (1) Level 1 - quoted prices (unadjusted) in active and accessible markets, (2) Level 2 - observable prices that are based on inputs not quoted in active markets but corroborated by market data and (3) Level 3 - unobservable inputs and are not corroborated by market data. The Company evaluates fair value hierarchy level classifications quarterly, and transfers between levels are effective at the end of the quarterly period.
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
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued new guidance which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company adopted the guidance on January 1, 2018, and the adoption of this guidance did not have a material impact on its consolidated financial statements.
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

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

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
This guidance was effective for, and adopted by, the Company as of January 1, 2019, and is required to be adopted using a modified retrospective approach, which after certain additional updates in July 2018, allows the Company to apply the new guidance either (1) as of the beginning of the earliest period presented, or (2) as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods.
The Company adopted the new guidance using a modified retrospective approach as of the effective date (i.e, January 1, 2019), without adjusting the comparative periods. The Company's adoption of the new guidance did not result in a cumulative-effect adjustment being recognized to the opening balance of retained earnings. The Company elected the package of practical expedients upon adoption and thus will not reassess the classification or lease term of leases existing prior to January 1, 2019.
When its first quarter 2019 results are reported, the Company expects that (1) its lessor and lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will result in a lease liability ranging between $500 million to $1.5 billion (which primarily consist of ground leases under the Company's towers) and a corresponding right-of-use asset; and (3) there will not be a material impact to its consolidated statement of operations and consolidated statement of cash flows. CCIC is in the process of updating certain of its existing information technology systems to integrate the new lease guidance requirements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2018	2017
Land(a)	—	$72,665	$73,214
Towers	1-20 years	1,933,497	1,872,975
Construction in progress	—	23,505	14,514
Total gross property and equipment		2,029,667	1,960,703
Less accumulated depreciation		(1,011,900)	(919,546)
Total property and equipment, net		$1,017,767	$1,041,157

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $93.8 million, $94.3 million and $93.5 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases and associated leasehold improvements, which have related gross property and equipment and accumulated depreciation of $1.0 billion and $604.5 million, respectively, as of December 31, 2018.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$2,102,864	$(1,312,890)	$789,974	$2,102,005	$(1,199,338)	$902,667
Other intangible assets	51,102	(32,749)	18,353	50,999	(31,140)	19,859
Total	$2,153,966	$(1,345,639)	$808,327	$2,153,004	$(1,230,478)	$922,526
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2018	2017	2016
Depreciation, amortization and accretion	$113,655	$113,635	$113,621
Site rental costs of operations	1,514	1,591	1,677
Total amortization expense	$115,169	$115,226	$115,298
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental cost of operations") for the years ending December 31, 2019 to 2023 is as follows:

	Years Ending December 31,
	2019	2020	2021	2022	2023
Estimated annual amortization	$115,150	$115,120	$115,027	$114,973	$114,971
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2018, 2017 and 2016, the Company recorded $1.7 million, $1.7 million and $1.8 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$41,185	$(24,720)	$16,465	$41,538	$(23,263)	$18,275
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ending December 31, 2019 to 2023 is as follows:

	Years Ending December 31,
	2019	2020	2021	2022	2023
Estimated annual amortization	$1,617	$1,587	$1,467	$1,388	$1,377

5.	Debt
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

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

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
The outstanding balance of the 2012 Secured Notes as of December 31, 2018 and December 31, 2017 was $994.0 million and $993.0 million, respectively. See below for discussion related to the repayment of the previously outstanding 2.381% Secured Notes. The stated interest rate of the 2012 Secured Notes as of December 31, 2018 was 3.849% per annum.
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
Management Agreement. On December 24, 2012, CCL and the Guarantors entered into a management agreement ("Management Agreement") with CCUSA, an indirect wholly-owned subsidiary of CCIC ("Manager"). The Management Agreement replaced the previous management agreement that existed among the parties. Pursuant to the Management Agreement, the Manager will continue to perform, on behalf of CCL and the Guarantors, those functions reasonably necessary to maintain, market, operate, manage and administer their respective sites. The Management Agreement requires that the Company maintain cash sufficient to operate the business, including sufficient cash to pay expenses for the following month (including any interest payment due during the next month pursuant to the Indenture).
Debt Restrictions. The Indenture does not contain financial maintenance covenants but it does contain restrictive negative covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, the Company may not issue debt other than (1) certain permitted refinancings of the 3.849% Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million or (3) unsecured debt or additional notes under the Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2018, the Company's Debt to Adjusted Consolidated Cash Flow Ratio is 2.3 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member.
Contractual Maturities
The following are the scheduled contractual maturities of total debt outstanding at December 31, 2018.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total Cash Obligations	Unamortized Deferred Financing Costs	Total Debt Outstanding
Scheduled contractual maturities	$—	$—	$—	$—	$1,000,000	$—	$1,000,000	$(5,953)	$994,047

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

Previously Outstanding Debt
In September 2016, CCIC issued $700 million aggregate principal amount of 2.250% senior unsecured notes ("September 2016 Senior Notes"). CCIC used a portion of the net proceeds from the September 2016 Senior Notes offering to repay in full the previously outstanding 2.381% Secured Notes. The Company recorded an equity contribution related to the repayment of the previously outstanding 2.381% Secured Notes for the year ended December 31, 2016. As a result of the repayment of the previously outstanding 2.381% Secured Notes, the Company recorded a loss on retirement of debt of $10.3 million for the year ended December 31, 2016, which was inclusive of $1.8 million related to the write off of deferred financing costs.
Interest Expense and Amortization of Deferred Financing Costs
The components of "interest expense and amortization of deferred financing costs" are as follows:

	Years Ended December 31,
	2018	2017	2016
Interest expense on debt obligations	$38,490	$38,490	$47,088
Amortization of deferred financing costs	1,384	1,384	2,427
Total	$39,874	$39,874	$49,515

6.	Related Party Transactions

As discussed in note 5, the Company and the Guarantors entered into a Management Agreement with CCUSA, which replaced a previous management agreement among the same parties. Pursuant to the Management Agreement, CCUSA has agreed to employ, supervise and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which is based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as Manager, CCUSA may make certain modifications to the Company's towers. The management fee charged by CCUSA for the years ended December 31, 2018, 2017 and 2016 totaled $48.5 million, $46.9 million and $45.4 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any agreement and for which no operating results are reflected herein.
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2018, approximately 30% of the Company's towers were located on land which was controlled by an affiliate. Rent expense to affiliates totaled $41.0 million, $36.7 million and $33.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Also, the Company receives site rental revenue from affiliates for land owned by the Company on which affiliates have towers and pays ground rent expense to affiliates for land owned by affiliates on which the Company has towers. For the years ended December 31, 2018, 2017 and 2016, rent revenue from affiliates totaled $1.0 million, $1.0 million and $1.0 million, respectively.
For the years ended December 31, 2018 and 2017, the Company recorded an equity distribution of $313.0 million and $296.5 million, respectively, reflecting distributions to its member. For the year ended December 31 2016, the Company recorded a net equity contribution of $228.0 million, which was inclusive of (1) an equity contribution from CCIC of $508.5 million related to the repayment of the previously outstanding 2.381% Secured Notes (see note 5) and (2) an equity distribution of $280.5 million, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of December 31, 2018 and 2017, the Company had no material related party assets or liabilities on its consolidated balance sheet.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Level in Fair Value Hierarchy	December 31, 2018		December 31, 2017
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$18,707	$18,707	$30,771	$30,771
Liabilities:
Debt	2	994,047	990,600	992,663	1,032,530

8.	Income Taxes
For the year ended December 31, 2018, the Company had a provision for income taxes of $0.4 million, which consisted of state taxes. For the years ended December 31, 2017 and 2016, the Company had benefits for income taxes of $0.6 million and $0.7 million, respectively, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. The Company's effective tax rate for the years ended December 31, 2018, 2017 and 2016 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2) and the aforementioned impacts described above.
As of December 31, 2018, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract or easement termination to remove communications infrastructure or remediate the land upon which communications infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $2.6 million, $2.6 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, liabilities for retirement obligations amounted to $33.4 million and $30.9 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2018, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $133.0 million. See note 2.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

10.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2018. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2018, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Tenant leases	$642,156	$639,136	$633,544	$607,653	$430,162	$1,343,859	$4,296,510
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2018. The Company is obligated under non-cancelable operating leases for land interests under approximately 90% of its towers. The majority of these lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. More than 80% and more than 50% of the Company's sites are under the Company's control for greater than ten and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option that are reasonably assured to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$142,671	$144,069	$144,390	$142,144	$140,193	$1,697,442	$2,410,909
Rental expense from operating leases was $152.1 million, $148.6 million and $144.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $30.7 million, $29.6 million and $29.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Effective January 1, 2019, the Company adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See note 2 for further discussion.

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
The Company derives the largest portion of its revenues from tenants in the wireless industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant contracts with contractually determinable payment terms and proactive management of past due balances.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

Major Tenants
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2018	2017	2016
Sprint	36%	37%	38%
AT&T	20%	19%	20%
T-Mobile	19%	19%	18%
Verizon Wireless	14%	13%	13%
Total	89%	88%	89%

12.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2018, 2017 and 2016.

	For Years Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$38,490	$38,490	$47,617

13.	Guarantor Subsidiaries
CCL has no independent assets or operations. The 3.849% Secured Notes are guaranteed by all subsidiaries of CCL, each of which is a wholly-owned subsidiary of CCL, other than Crown Castle GS III Corp., which is a co-issuer of the 2012 Secured Notes and a wholly-owned finance subsidiary. Such guarantees are full and unconditional and joint and several. Subject to the provisions of the Indenture, a guarantor may be released and relieved of its obligations under its guarantee under certain circumstances including: (1) in the event of any sale or other disposition of all or substantially all of the assets of any guarantor, by way of merger, consolidation or otherwise to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (2) in the event of any sale or other disposition of all of the capital stock of any guarantor, to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (3) upon CCL's exercise of legal defeasance in accordance with the relevant provisions of the Indenture or (4) upon the discharge of the Indenture in accordance with its terms.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2018, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as of December 31, 2018, were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
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

Item 9B.    Other Information
None.

PART III

Item 14.    Principal Accounting Fees and Services
As an indirect wholly-owned subsidiary of CCIC, our principal accounting fees and services are subject to Crown Castle's Audit Committee pre-approval procedures described in its Proxy Statement. This Proxy Statement can be located at CCIC's website (www.crowncastle.com), under Investors, Proxy Statement. Other than these procedures, the information contained at that website is not incorporated by reference in this filing. During 2018, all services provided by the external auditor were pre-approved by CCIC's Audit Committee in accordance with such policies.
Fees for professional services provided by our auditors include the following:

	2018	2017
Audit fees(a)	$258,000	$249,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$258,000	$249,000

(a)	Audit fees principally includes audit and review of financial statements and subsidiary audits, and consents.

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

*    Filed herewith.
**    Furnished herewith.

Item 16.    Form 10-K Summary
N/A

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of February, 2019.

CC HOLDINGS GS V LLC

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Kenneth J. Simon and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2018 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 25th day of February, 2019.

Name	Title

/s/ JAY A. BROWN	President, Chief Executive Officer and Director
Jay A. Brown	(Principal Executive Officer)

/s/ DANIEL K. SCHLANGER	Senior Vice President, Chief Financial Officer and Director
Daniel K. Schlanger	(Principal Financial Officer)

/s/ KENNETH J. SIMON	Senior Vice President, General Counsel and Director
Kenneth J. Simon

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

CC HOLDINGS GS V LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands of dollars)

		Additions	Deletions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2018	$1,300	$768	$—	$(467)	$1,601
2017	$1,810	$662	$—	$(1,172)	$1,300
2016	$882	$1,697	$—	$(769)	$1,810

CC HOLDINGS GS V LLC
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2018 and 2017
(In thousands of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period	Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
7,555 sites(1)	$994,047	(2)	(3)	(3)	$2,029,667	$(1,011,900)	Various	Various	Up to 20 years

(1)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)	As of December 31, 2018, all of the Company's debt is secured by a pledge of the equity interests in each applicable Guarantor.

(3)	The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

	2018	2017
Gross amount at beginning	$1,960,703	$1,917,553
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions	—	—
Communications infrastructure construction and improvements	63,590	40,051
Purchase of land interests	—	—
Sustaining capital expenditures	7,560	9,500
Other	—	—
Total additions	71,150	49,551
Deductions during period:
Cost of real estate sold or disposed	(2,186)	(6,401)
Other	—	—
Total deductions:	(2,186)	(6,401)
Balance at end	$2,029,667	$1,960,703

	2018	2017
Gross amount of accumulated depreciation at beginning	$(919,546)	$(828,670)
Additions during period:
Depreciation	(93,790)	(94,348)
Total additions	(93,790)	(94,348)
Deductions during period:
Amount for assets sold or disposed	1,436	3,472
Other	—	—
Total deductions	1,436	3,472
Balance at end	$(1,011,900)	$(919,546)

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
Years Ended December 31, 2018, 2017 and 2016
Global Signal Acquisitions II LLC
Global Signal Acquisitions II LLC Financial Statements
Years Ended December 31, 2018, 2017 and 2016
Pinnacle Towers LLC
Pinnacle Towers LLC Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

GLOBAL SIGNAL ACQUISITIONS LLC

Financial Statements

Years Ended December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
CC Holdings GS V LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Signal Acquisitions LLC (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, cash flows and changes in member’s equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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
February 25, 2019

We have served as the Company's auditor since 2011.

GLOBAL SIGNAL ACQUISITIONS LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2018	2017
ASSETS
Current assets:
Receivables, net of allowance of $131 and $82, respectively	$201	$27
Prepaid expenses	341	364
Deferred site rental receivables	1,501	1,477
Other current assets	27	27
Total current assets	2,070	1,895
Deferred site rental receivables	18,576	18,118
Property and equipment, net	61,165	62,595
Goodwill	68,841	68,841
Site rental contracts and tenant relationships, net	42,065	47,637
Other intangible assets, net	2,970	2,973
Long-term prepaid rent and other assets, net	1,511	1,535
Total assets	$197,198	$203,594

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73	$56
Deferred revenues	850	557
Other accrued liabilities	424	330
Total current liabilities	1,347	943
Deferred ground lease payable	3,086	3,135
Above-market leases and other liabilities	2,841	2,822
Total liabilities	7,274	6,900
Commitments and contingencies (note 8)
Member's equity:
Member's equity	189,924	196,694
Accumulated earnings (deficit)	—	—
Total member's equity	189,924	196,694
Total liabilities and equity	$197,198	$203,594

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2018	2017	2016

Site rental revenues—third parties	$31,092	$29,143	$28,497
Site rental revenues—related parties	2,426	2,358	2,322
Site rental revenues—total	33,518	31,501	30,819

Operating expenses:
Site rental cost of operations—third parties(a)	5,322	5,127	5,454
Site rental cost of operations—related parties(a)	1,101	990	901
Site rental cost of operations—total(a)	6,423	6,117	6,355
Management fee—related party	2,478	2,394	2,258
Asset write-down charges	12	—	110
Depreciation, amortization and accretion	10,481	10,435	10,277
Total operating expenses	19,394	18,946	19,000
Operating income (loss)	14,124	12,555	11,819
Other income (expense)	6	16	(5)
Income (loss) before income taxes	14,130	12,571	11,814
Benefit (provision) for income taxes	(5)	37	44
Net income (loss)	$14,125	$12,608	$11,858

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$14,125	$12,608	$11,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	10,481	10,435	10,277
Asset write-down charges	12	—	110
Changes in assets and liabilities:
Increase (decrease) in accounts payable	17	(73)	139
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	189	(219)	(82)
Decrease (increase) in receivables	(174)	227	(25)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent and other assets	(539)	412	(677)
Net cash provided by (used for) operating activities	24,111	23,390	21,600
Cash flows from investing activities:
Capital expenditures	(3,216)	(2,122)	(2,506)
Net cash provided by (used for) investing activities	(3,216)	(2,122)	(2,506)
Cash flows from financing activities:
Distributions to member	(20,895)	(21,268)	(19,094)
Net cash provided by (used for) financing activities	(20,895)	(21,268)	(19,094)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2015	$204,889	$7,701	$212,590
Distributions to member (note 6)	—	(19,094)	(19,094)
Net income (loss)	—	11,858	11,858
Balance, December 31, 2016	$204,889	$465	$205,354
Distributions to member (note 6)	(8,195)	(13,073)	(21,268)
Net income (loss)	—	12,608	12,608
Balance, December 31, 2017	$196,694	$—	$196,694
Distributions to member (note 6)	(6,770)	(14,125)	(20,895)
Net income (loss)	—	14,125	14,125
Balance, December 31, 2018	$189,924	$—	$189,924

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
The Company is organized specifically to own, lease and manage towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "communications infrastructure" or "sites") that are geographically dispersed across the United States ("U.S."). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "contracts"). The Company's existing customers on its communication infrastructure are referred to herein as "tenants." Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
For U.S. federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See notes 2 and 7.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Effective January 1, 2019, the Company adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual goodwill impairment test as of October 1, 2018, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and tenant relationships, net" and "other intangible assets, net" on the Company's balance sheet and predominately consist of the estimated fair value of site rental contracts and tenant relationships recorded in conjunction with acquisitions. The site rental contracts and tenant relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual tenant basis, considering, among other things, the contractual provisions with the tenant and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and tenant relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and tenant relationships. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and tenant relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

exercisable options, the site rental contracts and tenant relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and tenant relationships intangible assets. First, the Company pools the site rental contracts and tenant relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Above-market Leases
Above-market leases consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining contract term at the acquisition date.
Revenue Recognition
Site rental revenues from the Company's contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant contract, which generally ranges from five to 15 years, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the contract. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's balance sheet.
Costs of Operations
In excess of four-fifths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes or insurance.
Generally, the ground lease agreements are specific to each site, are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a ratable basis, regardless of whether the contract payment terms require the Company to make payments annually, quarterly, monthly or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the communications infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate.
The Company's current liability related to straight-line ground lease expense is included in "other accrued liabilities" on the Company's balance sheet and was $0.2 million and $0.1 million as of December 31, 2018 and 2017, respectively. The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's balance sheet and was $0.3 million and $0.2 million as of December 31, 2018 and 2017, respectively.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to the CCIC's taxable REIT subsidiaries, (3) franchise taxes, (4) property taxes and (5) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended to maintain qualification for taxation as a REIT.
Reporting Segments
The Company has one operating segment.
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued new guidance which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company adopted the guidance on January 1, 2018, and the adoption of this guidance did not have a material impact on its financial statements.
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
This guidance was effective for, and adopted by, the Company as of January 1, 2019, and is required to be adopted using a modified retrospective approach, which after certain additional updates in July 2018, allows the Company to apply the new guidance either (1) as of the beginning of the earliest period presented, or (2) as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods.
The Company adopted the new guidance using a modified retrospective approach as of the effective date (i.e, January 1, 2019), without adjusting the comparative periods. The Company's adoption of the new guidance did not result in a cumulative-effect adjustment being recognized to the opening balance of retained earnings. The Company elected the package of practical expedients upon adoption and thus will not reassess the classification or lease term of leases existing prior to January 1, 2019.
The Company expects that (1) its lessor and lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will result in a lease liability (which primarily consist of ground leases under the Company's towers) and a corresponding right-of-use asset; and (3) there will not be a material impact to its statement of operations and statement of cash flows. CCIC is in the process of updating certain of its existing information technology systems to integrate the new lease guidance requirements.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2018	2017
Land(a)	—	$15,401	$15,401
Towers	1-20 years	92,012	89,712
Construction in progress	—	1,037	352
Total gross property and equipment		108,450	105,465
Less accumulated depreciation		(47,285)	(42,870)
Total property and equipment, net		$61,165	$62,595

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $4.6 million, $4.6 million and $4.5 million, respectively.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$108,020	$(65,955)	$42,065	$108,020	$(60,383)	$47,637
Other intangible assets	4,514	(1,544)	2,970	4,350	(1,377)	2,973
Total	$112,534	$(67,499)	$45,035	$112,370	$(61,760)	$50,610
Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2018	2017	2016
Depreciation, amortization and accretion	$5,675	$5,674	$5,674
Site rental costs of operations	12	22	22
Total amortization expense	$5,687	$5,696	$5,696
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental cost of operations") for the years ending December 31, 2019 to 2023 is as follows:

	Years Ending December 31,
	2019	2020	2021	2022	2023
Estimated annual amortization	$5,691	$5,691	$5,691	$5,691	$5,691
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For each of the years ended December 31, 2018, 2017 and 2016, the Company recorded $0.1 million as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$2,303	$(1,412)	$891	$2,303	$(1,305)	$998

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ending December 31, 2019 to 2023 is as follows:

	Years Ending December 31,
	2019	2020	2021	2022	2023
Estimated annual amortization	$106	$103	$84	$73	$73

5.	Debt
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
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million or (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2018, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 2.3 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement ("Management Agreement") with CCUSA, which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2018, 2017 and 2016 totaled $2.5 million, $2.4 million and $2.3 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2018, approximately 20% of the Company's towers were located on land which was controlled by an affiliate. Rent expense to affiliates totaled $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company receives site rental revenue from affiliates for land owned by the Company on which affiliates have towers and pays ground rent expense to affiliates for land owned by affiliates on which the Company has towers. For the years ended December 31, 2018, 2017 and 2016, rent revenue from affiliates totaled $2.4 million, $2.4 million and $2.3 million, respectively. As of December 31, 2018, approximately 25% of the Company's sites consist of land interests under towers owned by affiliates.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

The Company recorded equity distributions of $20.9 million, $21.3 million and $19.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company, CCL. As of December 31, 2018 and 2017, the Company had no material related party assets or liabilities on its consolidated balance sheet.

7.	Income Taxes
For the year ended December 31, 2018, the provision for income taxes relates to state taxes. For the years ended December 31, 2017 and 2016, the Company had benefits for income taxes, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. The Company's effective tax rate for the years ended December 31, 2018, 2017 and 2016 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2), and the aforementioned impacts described above.
As of December 31, 2018, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract or easement termination to remove communications infrastructure or remediate the land upon which communications infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, liabilities for retirement obligations amounted to $1.9 million and $1.8 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2018, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $18 million. See note 2.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

9.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2018. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2018, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Tenant leases	$33,543	$34,153	$34,335	$32,436	$22,627	$80,236	$237,330
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2018. The Company is obligated under non-cancelable operating leases for land interests under approximately 85% of its towers. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. More than 95% and more than 75% the Company's sites are under the Company's control for greater than 10 and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option that are reasonably assured to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$5,250	$5,280	$5,184	$5,092	$5,043	$71,037	$96,886
Rental expense from operating leases was $5.2 million, $5.0 million and $4.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Effective January 1, 2019, the Company adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See note 2 for further discussion.

10.	Concentration of Credit Risk
The financial instrument that potentially subjects the Company to concentrations of credit risk is primarily trade receivables.
The Company derives the largest portion of its revenues from tenants in the wireless industry. The Company also has a concentration in its volume of business with T-Mobile, AT&T, Sprint and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant contracts with contractually determinable payment terms and proactive management of past due balances.

GLOBAL SIGNAL ACQUISITIONS LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

Major Tenants
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2018	2017	2016
T-Mobile	31%	31%	30%
AT&T	25%	23%	24%
Sprint	15%	16%	16%
Verizon Wireless	14%	13%	13%
Total	85%	83%	83%

GLOBAL SIGNAL ACQUISITIONS II LLC

Financial Statements

Years Ended December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
CC Holdings GS V LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Global Signal Acquisitions II LLC (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, cash flows and changes in member’s equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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
February 25, 2019

We have served as the Company's auditor since 2011.

GLOBAL SIGNAL ACQUISITIONS II LLC
BALANCE SHEET
(In thousands of dollars)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$18,707	$30,771
Receivables, net of allowance of $508 and $289, respectively	692	938
Prepaid expenses	20,341	21,710
Deferred site rental receivables	18,561	16,951
Other current assets	194	121
Total current assets	58,495	70,491
Deferred site rental receivables	245,968	238,401
Property and equipment, net	621,652	635,135
Goodwill	642,545	642,545
Site rental contracts and tenant relationships, net	362,010	419,374
Other intangible assets, net	13,255	14,512
Long-term prepaid rent and other assets, net	31,470	30,049
Total assets	$1,975,395	$2,050,507

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,293	$1,073
Deferred revenues	7,086	6,451
Other accrued liabilities	5,362	5,662
Total current liabilities	13,741	13,186
Deferred ground lease payable	101,781	96,828
Above-market leases and other liabilities	36,455	35,948
Total liabilities	151,977	145,962
Commitments and contingencies (note 8)
Member's equity:
Member's equity	1,823,418	1,904,545
Accumulated earnings (deficit)	—	—
Total member's equity	1,823,418	1,904,545
Total liabilities and equity	$1,975,395	$2,050,507

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2018	2017	2016

Site rental revenues	$442,888	$411,669	$409,102

Operating expenses:
Site rental cost of operations—third parties(a)	109,489	109,956	109,227
Site rental cost of operations—related parties(a)	37,351	33,498	31,080
Site rental cost of operations—total(a)	146,840	143,454	140,307
Management fee—related party	32,522	31,438	30,459
Asset write-down charges	38	—	2,072
Depreciation, amortization and accretion	121,656	122,513	122,444
Total operating expenses	301,056	297,405	295,282
Operating income (loss)	141,832	114,264	113,820
Other income (expense)	(82)	429	(137)
Income (loss) before income taxes	141,750	114,693	113,683
Benefit (provision) for income taxes	(336)	457	405
Net income (loss)	$141,414	$115,150	$114,088

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$141,414	$115,150	$114,088
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	121,656	122,513	122,444
Asset write-down charges	38	—	2,072
Changes in assets and liabilities:
Increase (decrease) in accounts payable	3	(362)	330
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	3,970	2,740	4,322
Decrease (increase) in receivables	246	(285)	(612)
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent and other assets	(7,658)	6,219	(2,735)
Net cash provided by (used for) operating activities	259,669	245,975	239,909
Cash flows from investing activities:
Capital expenditures	(49,192)	(31,975)	(29,364)
Net cash provided by (used for) investing activities	(49,192)	(31,975)	(29,364)
Cash flows from financing activities:
Distributions to member	(222,541)	(202,779)	(211,396)
Net cash provided by (used for) financing activities	(222,541)	(202,779)	(211,396)
Net increase (decrease) in cash and cash equivalents	(12,064)	11,221	(851)
Cash and cash equivalents at beginning of year	30,771	19,550	20,401
Cash and cash equivalents at end of year	$18,707	$30,771	$19,550

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2015	$2,083,747	$5,735	$2,089,482
Distributions to member (note 6)	(91,573)	(119,823)	(211,396)
Net income (loss)	—	114,088	114,088
Balance, December 31, 2016	$1,992,174	$—	$1,992,174
Distributions to member (note 6)	(87,629)	(115,150)	(202,779)
Net income (loss)	—	115,150	115,150
Balance, December 31, 2017	$1,904,545	$—	$1,904,545
Distributions to member (note 6)	(81,127)	(141,414)	(222,541)
Net income (loss)	—	141,414	141,414
Balance, December 31, 2018	$1,823,418	$—	$1,823,418

See accompanying notes to financial statements.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying financial statements reflect the financial position, results of operations and cash flows of Global Signal Acquisitions II LLC ("Company"). The Company is a wholly-owned subsidiary of CC Holdings GS V LLC ("CCL"), which is an indirect, wholly-owned subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). As used herein, the term "including," and any variation thereof means "including without limitations." The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease and manage towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "communications infrastructure" or "sites") that are geographically dispersed across the United States ("U.S."). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "contracts"). The Company's existing customers on its communication infrastructure are referred to herein as "tenants."
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

Effective January 1, 2019, the Company adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.
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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's statement of operations and were $0, $0 and $1.9 million for the years ended December 31, 2018, 2017 and 2016 respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual goodwill impairment test as of October 1, 2018, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and tenant relationships, net" and "other intangible assets, net" on the Company's balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and tenant relationships or (2) below-market leases for land interests under the acquired towers classified as "other intangible assets, net." The site rental contracts and tenant relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual tenant basis, considering, among other things, the contractual provisions with the tenant and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and tenant relationships intangible asset is limited by the maximum depreciable

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and tenant relationships. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and tenant relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts and tenant relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and tenant relationships intangible assets. First, the Company pools the site rental contracts and tenant relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Above-market Leases
Above-market leases consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining contract term at the acquisition date.
Revenue Recognition
Site rental revenues from the Company's contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant contract, which generally ranges from five to 15 years, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the contract. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions. The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables." Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's balance sheet.
Costs of Operations
In excess of four-fifths of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes or insurance.
Generally, the ground lease agreements are specific to each site, are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a ratable basis, regardless of whether the contract payment terms require the Company to make payments annually, quarterly, monthly or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the communications infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate.
The Company's current liability related to straight-line ground lease expense is included in "other accrued liabilities" on the Company's balance sheet and was $1.9 million and $1.6 million as of December 31, 2018 and 2017, respectively. The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's balance sheet. The Company's current liability related to accrued property taxes is

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

included in "other accrued liabilities" on the Company's balance sheet and was $3.3 million and $3.9 million as of December 31, 2018 and 2017, respectively.
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
Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to the CCIC's taxable REIT subsidiaries, (3) franchise taxes, (4) property taxes and (5) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended to maintain qualification for taxation as a REIT.
Fair Values
The Company's assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy that ranks the quality and reliability of the information used to determine fair value. The three levels of the fair value hierarchy are (1) Level 1 - quoted prices (unadjusted) in active and accessible markets, (2) Level 2 - observable prices that are based on inputs not quoted in active markets but corroborated by market data and (3) Level 3 - unobservable inputs and are not corroborated by market data. The Company evaluates fair value hierarchy level classifications quarterly, and transfers between levels are effective at the end of the quarterly period.
The fair value of cash and cash equivalents approximates the carrying value. There were no changes since December 31, 2017 in the Company's valuation techniques used to measure fair values.
Reporting Segments
The Company has one operating segment.
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued new guidance which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company adopted the guidance on January 1, 2018, and the adoption of this guidance did not have a material impact on its financial statements.
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

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

This guidance was effective for, and adopted by, the Company as of January 1, 2019, and is required to be adopted using a modified retrospective approach, which after certain additional updates in July 2018, allows the Company to apply the new guidance either (1) as of the beginning of the earliest period presented, or (2) as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods.
The Company adopted the new guidance using a modified retrospective approach as of the effective date (i.e, January 1, 2019), without adjusting the comparative periods. The Company's adoption of the new guidance did not result in a cumulative-effect adjustment being recognized to the opening balance of retained earnings. The Company elected the package of practical expedients upon adoption and thus will not reassess the classification or lease term of leases existing prior to January 1, 2019.
The Company expects that (1) its lessor and lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will result in a lease liability (which primarily consist of ground leases under the Company's towers) and a corresponding right-of-use asset; and (3) there will not be a material impact to its statement of operations and statement of cash flows. CCIC is in the process of updating certain of its existing information technology systems to integrate the new lease guidance requirements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2018	2017
Land(a)	—	$1,622	$1,618
Towers	1-20 years	1,292,771	1,251,224
Construction in progress	—	14,552	7,966
Total gross property and equipment		1,308,945	1,260,808
Less accumulated depreciation		(687,293)	(625,673)
Total property and equipment, net		$621,652	$635,135

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $62.4 million, $63.3 million and $63.4 million, respectively. As discussed in notes 1 and 2, the Company has certain prepaid capital leases with Sprint, which have related gross property and equipment and accumulated depreciation of $1.0 billion and $604.5 million, respectively, as of December 31, 2018.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$1,008,243	$(646,233)	$362,010	$1,008,243	$(588,869)	$419,374
Other intangible assets	31,788	(18,533)	13,255	31,788	(17,276)	14,512
Total	$1,040,031	$(664,766)	$375,265	$1,040,031	$(606,145)	$433,886

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

Amortization expense related to intangible assets is classified as follows on the Company's statement of operations:

	For Years Ended December 31,
	2018	2017	2016
Depreciation, amortization and accretion	$57,364	$57,364	$57,364
Site rental costs of operations	1,257	1,308	1,375
Total amortization expense	$58,621	$58,672	$58,739
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental cost of operations") for the years ending December 31, 2019 to 2023 is as follows:

	Years Ending December 31,
	2019	2020	2021	2022	2023
Estimated annual amortization	$58,601	$58,597	$58,521	$58,478	$58,478
See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For the years ended December 31, 2018, 2017 and 2016, the Company recorded $1.2 million, $1.3 million and $1.4 million, respectively, as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$30,826	$(18,663)	$12,163	$31,180	$(17,631)	$13,549
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ending December 31, 2019 to 2023 is as follows:

	Years Ending December 31,
	2019	2020	2021	2022	2023
Estimated annual amortization	$1,206	$1,186	$1,093	$1,027	$1,025

5.	Debt
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
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2018, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 2.3 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member.

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement (“Management Agreement”) with CCUSA, which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company's reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2018, 2017 and 2016 totaled $32.5 million, $31.4 million and $30.5 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2018, approximately 35% of the Company's towers were located on land which was controlled by an affiliate. The Company pays ground rent expense to affiliates for land owned by affiliates on which the Company has towers. Rent expense to affiliates totaled $37.4 million, $33.5 million and $31.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company recorded an equity distribution of $222.5 million, $202.8 million and $211.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company, CCL. As of December 31, 2018 and 2017, the Company had no material related party assets or liabilities on its consolidated balance sheet.

7.	Income Taxes
For the year ended December 31, 2018, the Company had a provision for income taxes of $0.3 million, which relates to state taxes. For the years ended December 31, 2017 and 2016 the Company had benefits for income taxes of $0.5 million and $0.4 million, respectively, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. The Company's effective tax rate for the years ended December 31, 2018, 2017 and 2016 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2), and the aforementioned impacts described above.
As of December 31, 2018, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
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

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS
(Tabular dollars in thousands)

Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract or easement termination to remove communications infrastructure or remediate the land upon which communications infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $1.9 million, $1.9 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, liabilities for retirement obligations amounted to $24.3 million and $22.4 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2018, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $50 million. See note 2.

9.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2018. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2018, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Tenant leases	$437,514	$442,324	$442,762	$428,989	$295,448	$970,760	$3,017,797
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2018. The Company is obligated under non-cancelable operating leases for land interests under nearly all of its towers. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. More than 80% and more than 50% of the Company's sites are under the Company's control for greater than 10 and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option that are reasonably assured to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$115,277	$116,971	$117,823	$115,852	$113,946	$1,355,524	$1,935,393
Rental expense from operating leases was $123.0 million, $120.0 million and $116.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $19.7 million, $18.9 million and $18.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Effective January 1, 2019, the Company adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See note 2 for further discussion.

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

GLOBAL SIGNAL ACQUISITIONS II LLC
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

The Company derives the largest portion of its revenues from tenants in the wireless industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant contracts with contractually determinable payment terms and proactive management of past due balances. See note 1 for a discussion of the Sprint Sites.
Major Tenants
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2018	2017	2016
Sprint	46%	47%	48%
AT&T	19%	19%	20%
T-Mobile	19%	19%	18%
Verizon Wireless	14%	13%	12%
Total	98%	98%	98%

PINNACLE TOWERS LLC

Consolidated Financial Statements

Years Ended December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
CC Holdings GS V LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pinnacle Towers LLC and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, cash flows and changes in member’s equity for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2019

We have served as the Company's auditor since 2011.

PINNACLE TOWERS LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2018	2017
ASSETS
Current assets:
Receivables, net of allowance of $962 and $929, respectively	$3,444	$1,617
Prepaid expenses	2,474	2,225
Deferred site rental receivables	6,398	6,210
Other current assets	322	318
Total current assets	12,638	10,370
Deferred site rental receivables	79,195	76,645
Property and equipment, net	334,951	343,426
Goodwill	627,345	627,345
Site rental contracts and tenant relationships, net	385,899	435,656
Other intangible assets, net	2,128	2,374
Long-term prepaid rent and other assets, net	6,687	6,569
Total assets	$1,448,843	$1,502,385

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$567	$658
Deferred revenues	4,597	4,578
Other accrued liabilities	2,981	2,651
Total current liabilities	8,145	7,887
Deferred ground lease payable	7,965	7,710
Above-market leases and other liabilities	10,812	10,570
Total liabilities	26,922	26,167
Commitments and contingencies (note 8)
Member's equity:
Member's equity	1,421,921	1,476,218
Accumulated earnings (deficit)	—	—
Total member's equity	1,421,921	1,476,218
Total liabilities and equity	$1,448,843	$1,502,385

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2018	2017	2016

Site rental revenues	$185,346	$175,942	$173,896

Operating expenses:
Site rental cost of operations—third parties(a)	34,927	34,681	37,129
Site rental cost of operations—related parties(a)	4,800	4,381	4,100
Site rental cost of operations—total(a)	39,727	39,062	41,229
Management fee—related party	13,690	13,280	12,880
Asset write-down charges	543	473	2,669
Depreciation, amortization and accretion	77,936	77,659	76,640
Total operating expenses	131,896	130,474	133,418
Operating income (loss)	53,450	45,468	40,478
Other income (expense)	272	134	(93)
Income (loss) before income taxes	53,722	45,602	40,385
Benefit (provision) for income taxes	(75)	120	219
Net income (loss)	$53,647	$45,722	$40,604

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$53,647	$45,722	$40,604
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	77,936	77,659	76,640
Asset write-down charges	543	473	2,669
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(85)	(692)	(205)
Increase (decrease) in deferred revenues, deferred ground lease payable and other liabilities	272	(222)	(389)
Decrease (increase) in receivables	(1,827)	1,002	1,082
Decrease (increase) in other current assets, deferred site rental receivable, long-term prepaid rent and other assets	(3,803)	2,451	(1,667)
Net cash provided by (used for) operating activities	126,683	126,393	118,734
Cash flows from investing activities:
Capital expenditures	(18,739)	(15,455)	(21,209)
Net cash provided by (used for) investing activities	(18,739)	(15,455)	(21,209)
Cash flows from financing activities:
Distributions to member	(107,944)	(110,938)	(97,525)
Net cash provided by (used for) financing activities	(107,944)	(110,938)	(97,525)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2015	$1,540,422	$57,933	$1,598,355
Distributions to member (note 6)	—	(97,525)	(97,525)
Net income (loss)	—	40,604	40,604
Balance, December 31, 2016	$1,540,422	$1,012	$1,541,434
Distributions to member (note 6)	(64,204)	(46,734)	(110,938)
Net income (loss)	—	45,722	45,722
Balance, December 31, 2017	$1,476,218	$—	$1,476,218
Distributions to member (note 6)	(54,297)	(53,647)	(107,944)
Net income (loss)	—	53,647	53,647
Balance, December 31, 2018	$1,421,921	$—	$1,421,921

See accompanying notes to consolidated financial statements.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of Pinnacle Towers LLC and its consolidated wholly-owned subsidiaries (collectively, "Company"). The Company is a wholly-owned subsidiary of CC Holdings GS V LLC ("CCL"), which is an indirect, wholly-owned subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). All significant inter-company accounts, transactions and profits have been eliminated. As used herein, the term "including," and any variation thereof means "including without limitations." The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease and manage towers and other structures (collectively, "towers") and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "communications infrastructure" or "sites") that are geographically dispersed across the United States ("U.S."). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "contracts"). The Company's existing customers on its communication infrastructure are referred to herein as "tenants." Management services related to communications towers and other communication sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under a management agreement, as the Company has no employees.
For U.S. federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See notes 2 and 7.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Effective January 1, 2019, the Company adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See also "Recent Accounting Pronouncements Not Yet Adopted" below for further discussion.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Abandonments and write-offs of property and equipment are recorded to "asset write-down charges" on the Company's consolidated statement of operations and were $0.4 million, $0.4 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual goodwill impairment test as of October 1, 2018, which resulted in no impairments.
Other Intangible Assets
Intangible assets are included in "site rental contracts and tenant relationships, net" and "other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of the following items recorded in conjunction with acquisitions: (1) site rental contracts and tenant relationships or (2) below-market leases for land interests under the acquired towers classified as "other intangible assets, net." The site rental contracts and tenant relationships intangible assets are comprised of (1) the current term of the existing contracts, (2) the expected exercise of the renewal provisions contained within the existing contracts, which automatically occur under contractual provisions or (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing contracts.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company, which is calculated on an individual tenant basis, considering, among other things, the contractual provisions with the tenant and gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and tenant relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental contracts and tenant relationships. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and tenant

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired contracts and (2) renewals of the acquired contracts past the contractual term including exercisable options, the site rental contracts and tenant relationships are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
The carrying value of other intangible assets with finite useful lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company has a dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and tenant relationships intangible assets. First, the Company pools the site rental contracts and tenant relationships with the related tower assets into portfolio groups for purposes of determining the unit of account for impairment testing. Second and separately, the Company evaluates the site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate. If the sum of the estimated future cash flows (undiscounted) expected to result from the use or eventual disposition of an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset.
Above-market Leases
Above-market leases consist of the estimated fair value of above-market leases for land interests under the Company's towers. Above-market leases for land interests are amortized to costs of operations over their respective estimated remaining contract term at the acquisition date.
Revenue Recognition
Site rental revenues from the Company's contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant contract, which generally ranges from five to 15 years, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the contract. The Company's contracts contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the consumer price index ("CPI")). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions.The Company's assets related to straight-line site rental revenues are included in "deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "deferred revenues" on the Company's consolidated balance sheet.
Costs of Operations
Approximately two-thirds of the Company's site rental cost of operations consists of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes or insurance.
Generally, the ground lease agreements are specific to each site, are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easements and ground leases in which it prepays the entire term in advance. Ground lease expense is recognized on a ratable basis, regardless of whether the contract payment terms require the Company to make payments annually, quarterly, monthly or for the entire term in advance. The Company's ground leases contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI). If the payment terms include fixed escalation provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line ground lease expense using a time period that equals or exceeds the remaining depreciable life of the communications infrastructure asset. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing ground lease renewal options, the Company has straight-lined the ground lease expense over a sufficient portion of such ground lease renewals to coincide with the final termination of the tenant's renewal options. The Company's policy is to record ground lease agreements with affiliates under the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate.
The Company's non-current liability related to straight-line ground lease expense is included in "deferred ground lease payable" on the Company's consolidated balance sheet. The Company's assets related to prepaid ground leases is included in "prepaid expenses" and "long-term prepaid rent and other assets, net" on the Company's consolidated balance sheet. The Company's current liability related to accrued property taxes is included in "other accrued liabilities" on the Company's consolidated balance sheet and was $1.9 million and $1.6 million as of December 31, 2018 and 2017, respectively.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to the CCIC's taxable REIT subsidiaries, (3) franchise taxes, (4) property taxes and (5) transfer taxes. In addition, CCIC could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended to maintain qualification for taxation as a REIT.
Reporting Segments
The Company has one operating segment.
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued new guidance which clarifies the definition of a business in order to assist companies in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company adopted the guidance on January 1, 2018, and the adoption of this guidance did not have a material impact on its consolidated financial statements.
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
This guidance was effective for, and adopted by, the Company as of January 1, 2019, and is required to be adopted using a modified retrospective approach, which after certain additional updates in July 2018, allows the Company to apply the new guidance either (1) as of the beginning of the earliest period presented, or (2) as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods.
The Company adopted the new guidance using a modified retrospective approach as of the effective date (i.e, January 1, 2019), without adjusting the comparative periods. The Company's adoption of the new guidance did not result in a cumulative-effect adjustment being recognized to the opening balance of retained earnings. The Company elected the package of practical expedients upon adoption and thus will not reassess the classification or lease term of leases existing prior to January 1, 2019.
The Company expects that (1) its lessor and lessee arrangements will continue to be classified as operating leases under the new guidance; (2) this guidance will result in a lease liability (which primarily consist of ground leases under the Company's towers) and a corresponding right-of-use asset; and (3) there will not be a material impact to its consolidated

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

statement of operations and consolidated statement of cash flows. CCIC is in the process of updating certain of its existing information technology systems to integrate the new lease guidance requirements.

3.	Property and Equipment
The major classes of property and equipment are as follows:

	Estimated Useful Lives	December 31,
		2018	2017
Land(a)	—	$55,642	$56,195
Towers	1-20 years	548,713	532,039
Construction in progress	—	7,917	6,196
Total gross property and equipment		612,272	594,430
Less accumulated depreciation		(277,321)	(251,004)
Total property and equipment, net		$334,951	$343,426

(a)	Includes land owned in fee and perpetual easements.
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $26.7 million, $26.5 million and $25.6 million, respectively.

4.	Intangible Assets and Above-market Leases
The following is a summary of the Company's intangible assets.

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$986,601	$(600,702)	$385,899	$985,741	$(550,085)	$435,656
Other intangible assets	6,400	(4,272)	2,128	6,463	(4,089)	2,374
Total	$993,001	$(604,974)	$388,027	$992,204	$(554,174)	$438,030
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2018	2017	2016
Depreciation, amortization and accretion	$50,616	$50,597	$50,583
Site rental costs of operations	245	260	279
Total amortization expense	$50,861	$50,857	$50,862
The estimated annual amortization expense related to intangible assets (inclusive of those recorded as an increase to "site rental cost of operations") for the years ending December 31, 2019 to 2023 is as follows:

	Years Ending December 31,
	2019	2020	2021	2022	2023
Estimated annual amortization	$50,859	$50,833	$50,816	$50,804	$50,803

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

See note 2 for a further discussion of above-market leases for land interests under the Company's towers recorded in connection with acquisitions. For each of the years ended December 31, 2018, 2017 and 2016, the Company recorded $0.3 million as a decrease to "site rental cost of operations." The following is a summary of the Company's above-market leases.

	December 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Above-market leases	$8,056	$(4,646)	$3,410	$8,056	$(4,327)	$3,729
The estimated annual amortization expense related to above-market leases for land interests under the Company's towers for the years ending December 31, 2019 to 2023 is as follows:

	Years Ending December 31,
	2019	2020	2021	2022	2023
Estimated annual amortization	$304	$295	$290	$288	$279

5.	Debt
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
The 2012 Secured Notes do not contain financial maintenance covenants but they do contain restrictive covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, CCL and its subsidiaries including the Company may not issue debt other than (1) certain permitted refinancings of the 2012 Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million and (3) unsecured debt or additional notes under the 2012 Secured Notes indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the indenture governing the 2012 Secured Notes) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2018, CCL's Debt to Adjusted Consolidated Cash Flow Ratio was 2.3 to 1, and, as a result, the Company is not restricted in its ability to incur additional indebtedness. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member.

6.	Related Party Transactions
In December 2012, CCL, the Company, and other subsidiaries of CCL entered into a management agreement ("Management Agreement") with CCUSA, which replaced a previous management agreement among the same parties. The Company is charged a management fee by CCUSA under the Management Agreement whereby CCUSA has agreed to employ, supervise and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the manager of the majority of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenue," as defined in the Management Agreement, which are based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses, which includes but is not limited to real estate and personal property taxes, ground lease and easement payments, and insurance premiums. In addition, in connection with its role as manager, CCUSA may make certain modifications to the Company's sites. The management fee charged from CCUSA for the years ended December 31, 2018, 2017 and 2016 totaled $13.7 million, $13.3 million and $12.9 million, respectively.
In addition, CCUSA may perform installation services on the Company's towers for which the Company is not a party to any such agreement and for which no operating results are reflected herein.

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2018, approximately 15% of the Company's towers were located on land which was controlled by an affiliate. Rent expense to affiliates totaled $4.8 million, $4.4 million and $4.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company receives site rental revenue from affiliates for land owned by the Company on which affiliates have towers and pays ground rent expense to affiliates for land owned by affiliates on which the Company has towers. For the years ended December 31, 2018, 2017 and 2016, rent revenue from affiliates totaled $0.9 million, $0.8 million and $0.8 million, respectively.
The Company recorded equity distributions of $107.9 million, $110.9 million and $97.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company, CCL. See note 7 for a discussion of the equity contribution related to income taxes. As of December 31, 2018 and 2017, the Company had no material related party assets or liabilities on its consolidated balance sheet.

7.	Income Taxes
For the year ended December 31, 2018, the Company had a provision for income taxes of $0.1 million, which relates to state taxes. For the years ended December 31, 2017 and 2016, the Company had benefits for income taxes of $0.1 million and $0.2 million, respectively, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations. The Company's effective tax rate for the years ended December 31, 2018, 2017 and 2016 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2), and the aforementioned impacts described above.
As of December 31, 2018, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract or easement termination to remove communications infrastructure or remediate the land upon which its communications infrastructure resides. Accretion expense related to liabilities for retirement obligations amounted to $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, liabilities for retirement obligations amounted to $7.2 million and $6.7 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2018, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $65 million. See note 2.

9.	Operating Leases
Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2018. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option and (3) only limited termination rights at the applicable tenant's

PINNACLE TOWERS LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

option through the current term. As of December 31, 2018, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately five years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Tenant leases	$173,358	$164,918	$158,707	$148,486	$114,345	$310,935	$1,070,749
Operating Leases
The following table is a summary of rental cash payments owed by the Company, as lessee, to landlords pursuant to contractual agreements in effect as of December 31, 2018. The Company is obligated under non-cancelable operating leases for land interests under approximately 65% of its towers. The majority of these operating lease agreements have (1) certain termination rights that provide for cancellation after a notice period, (2) multiple renewal options at the Company's option and (3) annual escalations. Lease agreements may also contain provisions for a contingent payment based on revenues or the gross margin derived from the tower located on the leased land interest. More than 85% and more than 65% of the Company's sites are under the Company's control for greater than 10 and 20 years, respectively, including renewals at the Company's option. The operating lease payments included in the table below include payments for certain renewal periods at the Company's option that are reasonably assured to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases. See also note 6.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$24,418	$24,094	$23,659	$23,476	$23,478	$289,082	$408,207
Rental expense from operating leases was $26.2 million, $25.8 million and $25.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The rental expense was inclusive of contingent payments based on revenues or gross margin derived from the tower located on the leased land of $9.7 million, $9.5 million and $9.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Effective January 1, 2019, the Company adopted new lease accounting guidance on the recognition, measurement, presentation and disclosure of leases. See note 2 for further discussion.

10.	Concentration of Credit Risk
The financial instrument that potentially subjects the Company to concentrations of credit risk is primarily trade receivables.
The Company derives the largest portion of its revenues from tenants in the wireless industry. The Company also has a concentration in its volume of business with AT&T, Sprint, T-Mobile and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant contracts with contractually determinable payment terms and proactive management of past due balances.
Major Tenants
The following table summarizes the percentage of the Company's revenues for those tenants accounting for more than 10% of the Company's revenues.

	Years Ended December 31,
	2018	2017	2016
AT&T	21%	19%	20%
Sprint	16%	17%	17%
T-Mobile	17%	17%	16%
Verizon Wireless	14%	13%	13%
Total	68%	66%	66%