Form 10-Q
period 2019-03-31
CC Holdings GS V LLC
filed 2019-05-03
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
As of March 31, 2019, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," and any variation of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, and demand for wireless data, (2) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (3) expectations regarding tenant leasing and non-renewals of tenant contracts (including the impact of our tenants' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks (collectively, "Acquired Networks")), (4) expectations regarding demand for our communications infrastructure, including factors driving such demand, and the potential benefits that may be derived therefrom, (5) expectations regarding cash flows and liquidity for, or plans regarding, capital expenditures, (6) our full year 2019 outlook and any anticipated changes in our financial results, including future revenues, (7) expectations regarding our capital structure, debt maturities, our availability and cost of capital, and capital allocation, (8) expectations related to the ability of Crown Castle International Corp. ("CCIC" or "Crown Castle") to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT and (9) the utilization of our net operating loss carryforwards ("NOLs").
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("2018 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.
Our filings with the SEC are available through the SEC website at www.sec.gov or through CCIC’s investor relations website at investor.crowncastle.com. CCIC uses its investor relations website to disclose information about CCIC and us that may be deemed to be material. We encourage investors, the media and others interested in us to visit CCIC’s investor relations website from time to time to review up-to-date information or to sign up for e-mail alerts to be notified when new or updated information is posted on the site.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$17,710	$18,707
Receivables, net	2,811	4,327
Prepaid expenses(a)	11,569	23,155
Deferred site rental receivables and other current assets	28,917	27,014
Total current assets	61,007	73,203
Deferred site rental receivables	345,000	343,740
Property and equipment, net of accumulated depreciation of $1,034,813 and $1,011,900, respectively	1,012,769	1,017,767
Operating lease right-of-use assets(a)	1,094,798	—
Goodwill	1,338,730	1,338,730
Other intangible assets, net(a)	764,217	808,327
Long-term prepaid rent and other assets, net(a)	2,177	39,669
Total assets	$4,618,698	$3,621,436

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,601	$1,933
Accrued interest	17,748	8,126
Deferred revenues	12,436	12,533
Other accrued liabilities(a)	10,409	8,866
Current portion of operating lease liabilities—third parties(a)	37,662	—
Current portion of operating lease liabilities—related parties(a)	18,072	—
Total current liabilities	97,928	31,458
Debt	994,393	994,047
Operating lease liabilities—third parties(a)	795,388	—
Operating lease liabilities—related parties(a)	309,975	—
Deferred ground lease payable(a)	—	112,832
Above-market leases and other liabilities(a)	34,342	50,108
Total liabilities	2,232,026	1,188,445
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,386,672	2,432,991
Accumulated earnings (deficit)	—	—
Total member's equity	2,386,672	2,432,991
Total liabilities and equity	$4,618,698	$3,621,436

(a)	See "Recently Adopted Accounting Pronouncements" in note 2 to the condensed consolidated financial statements for a discussion of the recently adopted lease standard.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2019	2018
Site rental revenues	$167,322	$162,994

Operating expenses:
Site rental cost of operations—third parties(a)	37,282	37,507
Site rental cost of operations—related parties(a)	10,609	9,606
Site rental cost of operations—total(a)	47,891	47,113
Management fee—related party	12,124	11,989
Asset write-down charges	190	344
Depreciation, amortization and accretion	52,362	52,701
Total operating expenses	112,567	112,147
Operating income (loss)	54,755	50,847
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)
Other income (expense)	(3)	(67)
Income (loss) before income taxes	44,783	40,811
Benefit (provision) for income taxes	(98)	(93)
Net income (loss)	$44,685	$40,718

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$44,685	$40,718
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	52,362	52,701
Amortization of deferred financing costs	346	346
Asset write-down charges	190	344
Changes in assets and liabilities:
Increase (decrease) in accrued interest	9,622	9,622
Increase (decrease) in accounts payable	(32)	(171)
Increase (decrease) in other liabilities	3,738	4,964
Decrease (increase) in receivables	1,516	(163)
Decrease (increase) in other assets	(3,675)	1,485
Net cash provided by (used for) operating activities	108,752	109,846
Cash flows from investing activities:
Capital expenditures	(18,745)	(14,821)
Net cash provided by (used for) investing activities	(18,745)	(14,821)
Cash flows from financing activities:
Distributions to member	(91,004)	(97,308)
Net cash provided by (used for) financing activities	(91,004)	(97,308)
Net increase (decrease) in cash and cash equivalents	(997)	(2,283)
Cash and cash equivalents at beginning of period	18,707	30,771
Cash and cash equivalents at end of period	$17,710	$28,488

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2019	$2,432,991	$—	$2,432,991
Distributions to member (note 4)	(46,319)	(44,685)	(91,004)
Net income (loss)	—	44,685	44,685
Balance, March 31, 2019	$2,386,672	$—	$2,386,672

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2018	$2,576,471	$—	$2,576,471
Distributions to member (note 4)	(56,590)	(40,718)	(97,308)
Net income (loss)	—	40,718	40,718
Balance, March 31, 2018	$2,519,881	$—	$2,519,881

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
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2018, and related notes thereto, included in the 2018 Form 10-K filed by the Company with the SEC.
The Company is organized specifically to own, lease and manage towers and other structures (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "communications infrastructure" or "sites") that are geographically dispersed across the United States ("U.S."). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "contracts"). The Company's customers on its communications infrastructure are referred to herein as "tenants." Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement, as the Company has no employees.
Approximately 68% of the Company's sites are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases or other agreements with Sprint ("Sprint Sites"). CCIC, through its subsidiaries (including the Company) has the option to purchase in 2037 all (but not less than all) of the Sprint Sites from Sprint for approximately $2.3 billion. CCIC has no obligation to exercise the purchase option.
For U.S federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See note 5.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2019, and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2019 and 2018. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

2.	Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
Lease Accounting — Summary of Adoption Impact. Effective January 1, 2019, the Company adopted new guidance on the recognition, measurement, presentation and disclosure of leases (commonly referred to as "ASC 842" or the "new lease standard").
The new lease standard requires lessees to recognize a lease liability, initially measured at the present value of the lease payments for all leases, and a corresponding right-of-use ("ROU") asset. The accounting for lessors remained largely unchanged from previous guidance.
Due to the recognition of the lease liability and a corresponding ROU asset, the new lease standard had a material impact on the Company's condensed consolidated balance sheet. Additionally, certain amounts related to our lessee arrangements that were previously reported separately have been de-recognized and reclassified into "Operating lease right-of-use assets" on the Company's condensed consolidated balance sheet. These amounts include (1) the Company's liability related to straight-line expense formerly referred to as "Deferred ground lease payable" and previously included in "Other accrued liabilities" and "Above-market leases and other liabilities," (2) prepaid rent expense previously included in "Prepaid expenses" and "Long-term prepaid rent and other assets, net," (3) below market leases previously included in "Other intangible assets, net," and (4) above market leases previously included in "Above-market leases and other liabilities."
Notwithstanding the material impact to the Company's condensed consolidated balance sheet, the Company's adoption of the new lease standard did not have a material impact on the Company's condensed consolidated statement of operations or statement of cash flows. Additionally, the adoption of this guidance has no impact on the Company's operating practices, cash flows, contractual arrangements, or debt agreements (including compliance with any applicable covenants).
Lease Accounting—General. The Company adopted the new lease standard using a modified retrospective approach as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods. The Company's adoption of the new lease standard did not result in a cumulative-effect adjustment being recognized to the opening balance of retained earnings. The new lease standard provides a package of practical expedients, whereby companies can elect not to reassess (1) whether existing contracts contain leases under the new definition of a lease, (2) lease classification for expired or existing leases and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company elected the package of practical expedients upon adoption and elected not to reassess whether the existing contracts contain leases under the new definition of a lease and the classification or lease term of leases that existed prior to January 1, 2019.
The Company evaluates whether a contract meets the definition of a lease whenever a contract grants a party with the right to control the use of an identified asset for a period of time in exchange for consideration. To the extent the identified asset is able to be shared among multiple parties, the Company has determined that one party does not have control of the identified asset and the contract is not considered a lease.
Lease Accounting—Lessee. The Company's lessee arrangements primarily consist of ground leases for land under towers. Ground leases for land are specific to each site, generally contain an initial term of five to 10 years and are renewable (and cancelable after a notice period) at the Company's option. The Company also enters into term easements and ground leases in which it prepays the entire term.
The majority of the Company's lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options at the Company's option. The Company includes renewal option periods in its calculation of the estimated lease term when it determines that the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC 842 will be greater than the non-cancelable term of the contractual arrangement. Although certain renewal periods are included in the estimated lease term, the Company would have the ability to terminate or elect to not renew a particular lease if business conditions warrant such a decision.
The Company classifies its lessee arrangements at inception as either operating leases or finance leases. A lease is classified as a finance lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if none of the five criteria described above for finance lease classification is met.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

ROU assets associated with operating leases are included in "Operating lease right-of-use assets" on the Company's condensed consolidated balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in "Current portion of operating lease liabilities—third parties," "Current portion of operating lease liabilities—related parties," "Operating lease liabilities—third parties" and "Operating lease liabilities—related parties" on the Company's condensed consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's present value of its future lease payments. In assessing its leases and determining its lease liability, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used CCIC's incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company's ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs. Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract's estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.
Lease agreements may also contain provisions for a contingent payment based on (1) the revenues derived from the communications infrastructure located on the leased asset or (2) the change in CPI. The Company's contingent payments are considered variable lease payments and are (1) not included in the initial measurement of the ROU asset or lease liability due to the uncertainty of the payment amount, and (2) recorded as expense in the period such contingencies are resolved.
ROU assets associated with finance leases are included in "Property and equipment, net" on the Company's condensed consolidated balance sheet. If applicable, the Company measures the lease liability for finance leases using the effective interest method. The initial lease liability is increased to reflect interest on the liability and decreased to reflect payments made during the period. Interest on the lease liability is determined each period during the lease term as the amount that results in a constant periodic discount rate on the remaining balance of the liability. The Company measures ROU assets for finance leases on a ratable basis over the applicable lease term.
Lease Accounting—Lessor. The Company's lessor arrangements primarily include contracts for dedicated space on its communications infrastructure. The Company classifies its leases at inception as operating, direct financing or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.
Site rental revenues from the Company’s lessor arrangements are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant contract, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a contract. Certain of the Company's contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms call for fixed elements, such as fixed escalations, upfront payments, or rent-free periods, the rental revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line site rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions.
See note 8 for further information.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

3.	Debt
The outstanding balance of the 3.849% Secured Notes due April 2023 as of both March 31, 2019 and December 31, 2018 was $994 million.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2019	2018
Interest expense on debt obligations	$9,623	$9,623
Amortization of deferred financing costs	346	346
Total	$9,969	$9,969

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to an affiliate acquiring rights to such land. As of March 31, 2019, approximately 30% of the Company's towers were located on land which was controlled by an affiliate. Also, the Company receives site rental revenue from affiliates for land controlled by the Company on which affiliates have towers and pays ground rent expense to affiliates for land owned by affiliates on which the Company has towers.
For the three months ended March 31, 2019 and 2018, the Company recorded equity distributions of $91.0 million and $97.3 million, respectively, reflecting distributions to its member. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of March 31, 2019 and 2018, other than the amounts of its ROU assets and operating lease liabilities related to land leased from affiliates of the Company reflected in "Operating lease right-of-use assets," "Current portion of operating lease liabilities—related parties" and "Operating lease liabilities—related parties" on the Company's condensed consolidated balance sheet, the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.

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
For the three months ended March 31, 2019 and 2018, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction and (2) state taxes.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

6.	Fair Values
The fair value of cash and cash equivalents approximates the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets, if applicable. Since December 31, 2018, there have not been any changes in the Company's valuation techniques used to measure fair values. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities, are as follows:

	Level in Fair Value Hierarchy	March 31, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$17,710	$17,710	$18,707	$18,707
Liabilities:
Debt	2	994,393	1,026,380	994,047	990,600

7.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's condensed consolidated financial position or results of operations. In addition, CCIC, through its subsidiaries (including the Company), has the option to purchase in 2037 all (but not less than all) of the Sprint Sites, which represent approximately 68% of the Company's sites. CCIC has no obligation to exercise the purchase option.

8.	Leases
Lessor Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of March 31, 2019. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Nine months ending December 31,	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Tenant leases(a)	$485,666	$645,750	$642,000	$618,784	$448,065	$1,458,163	$4,298,428

(a)	Inclusive of leases with related parties. See note 4.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

Lessee Operating Leases
The components of the Company's lease expense is as follows:

Three Months Ended March 31,
2019
Lease cost(a):
Operating lease expense(b)	29,167
Variable lease expense(c)	9,701
Total lease expense	$38,868

(a)	Inclusive of leases with related parties. See note 4.

(b)	Represents the Company's operating lease expense related to its ROU assets for the three months ended March 31, 2019.

(c)
Represents the Company's contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for the three months ended March 31, 2019. Such contingencies are recognized as expense in the period they are resolved.

Lessee Finance Leases
The Company's finance leases are related to the towers subject to prepaid master lease agreements with Sprint and are recorded as "Property and equipment, net" on the condensed consolidated balance sheet. See note 1 for further discussion of the Company's prepaid master lease agreements and note 2 for further information regarding the Company's adoption method of the new lease standard. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $979 million and $611 million, respectively, as of March 31, 2019. For the period ended March 31, 2019, the Company has recorded $7 million to "Depreciation, amortization and accretion" related to finance leases.
Other Lessee Information
As of March 31, 2019, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 16 years and 4.6%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of March 31, 2019:

	Nine months ending December 31,	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
Operating leases(a)(b)	$79,745	$106,525	$106,193	$105,485	$104,482	$1,177,767	$1,680,197	$(519,100)	$1,161,097

(a)
Excludes the Company's contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) as such arrangements are excluded from the Company's operating lease liability. Such contingencies are recognized as expense in the period they are resolved.

(b)	Inclusive of leases with related parties. See note 4.
Comparative Information from 2018 Form 10-K
The Company adopted ASC 842 using a modified retrospective approach as of the effective date, without adjusting the comparative periods and therefore, as required by ASC 842, and has included the following comparative information from note 10 to the consolidated financial statements in its 2018 Form 10-K.
The operating lease payments included in the table below include payments for certain renewal periods at the Company's option that are deemed reasonably assured to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases(a)	$142,671	$144,069	$144,390	$142,144	$140,193	$1,697,442	$2,410,909

(a)	Inclusive of leases with related parties. See note 4.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

9.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)	$25,827	$—
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)	5,879	—

(a)	Excludes cash payments related to contingent payment pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.

(b)	Inclusive of leases with related parties. See note 4.

10.	Guarantor Subsidiaries
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
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and the consolidated financial statements of the Company including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") included in our 2018 Form 10-K. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in our 2018 Form 10-K. Unless this Quarterly Report on Form 10-Q indicates otherwise or the context requires, the terms "we," "our," "our company," "the company," or "us" as used herein refer to CC Holdings GS V LLC and its subsidiaries.
General Overview
We own, lease or manage sites that are geographically dispersed throughout the United States. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term contracts with our tenants.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2019.

•	Potential growth resulting from the increasing demand for wireless data

◦
We expect U.S. wireless carriers will continue their focus on improving network quality and expanding capacity (including through 5G initiatives) by adding additional antennas or other equipment on our towers.

◦
We expect existing and potential new tenant demand for our towers will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet usage and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity and (6) the availability of additional spectrum.

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

•	Site rental revenues under long-term tenant contracts

◦	Initial terms of five to 15 years for site rental revenues derived from tenants, with contractual escalations and multiple renewal periods at the option of the tenant of five to 10 years each.

◦
The weighted-average remaining term (calculated by weighting the remaining term for each contract by the related site rental revenue) of approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $4.3 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	89% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless.

•	Majority of land interests under our towers under long-term control

◦
More than 80% and more than 50% of our sites are under our control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned by us, including fee interests and perpetual easements.

◦
22% of our site rental cost of operations represents ground lease payments to our affiliates. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 3 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $108.8 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Outlook Highlights
The following are certain highlights of our outlook that impact our business fundamentals described above.

•	We expect demand for tenant leasing to continue during 2019.

•
During 2019, we anticipate any increase to site rental revenues attributable to new leasing will be offset by expected non-renewals of tenant contracts, including from our tenants' continued decommissioning of the Acquired Networks.

Consolidated Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2018 Form 10-K. The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts. See "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 2 to our 2018 Form 10-K.
Highlights of our results of operations for the three months ended March 31, 2019 and 2018 are depicted below.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Percent Change
	(Dollars in thousands)
Site rental revenues	$167,322	$162,994	3%

Operating expenses:
Costs of operations(a)(b)	47,891	47,113	2%
Management fee(b)	12,124	11,989	1%
Asset write-down charges	190	344	*
Depreciation, amortization and accretion	52,362	52,701	(1)%
Total operating expenses	112,567	112,147	—%
Operating income (loss)	54,755	50,847	8%
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	—%
Other income (expense)	(3)	(67)
Income (loss) before income taxes	44,783	40,811
Benefit (provision) for income taxes	(98)	(93)
Net income (loss)	$44,685	$40,718
____________________

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related party transactions.
First Quarter 2019 and 2018
Site rental revenues for the three months ended March 31, 2019 increased by $4.3 million, or 3%, from the same period in the prior year. Site rental revenues were impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" and our 2018 Form 10-K for further discussion regarding our tenants' decommissioning of the Acquired Networks.

Operating income for the three months ended March 31, 2019 increased by $3.9 million, or 8%, from the same period in the prior year. The increase in operating income was primarily due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the three months ended March 31, 2018.
Interest expense and amortization of deferred financing costs for the three months ended March 31, 2019 remained unchanged from the same period in the prior year.
Net income for the three months ended March 31, 2019 was $44.7 million, compared to net income of $40.7 million for the three months ended March 31, 2018. The increase was primarily due to the aforementioned increase in site rental revenues.

Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term contracts (See "Item 2. MD&A—General Overview"), from the largest U.S. wireless carriers. Historically, our net cash provided by operating activities has exceeded our capital expenditures. For the foreseeable future, we expect to generate net cash provided by operating activities (exclusive of movements in working capital) that exceeds our capital expenditures. We seek to allocate the net cash generated from our business in a manner that we believe drives value for our member.
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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2019:

(In thousands)
Cash and cash equivalents	$17,710
Debt	994,393
Total member's equity	2,386,672
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no scheduled contractual debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Three Months Ended March 31,
	2019	2018	Change
	(In thousands)
Net cash provided by (used for):
Operating activities	$108,752	$109,846	$(1,094)
Investing activities	(18,745)	(14,821)	(3,924)
Financing activities	(91,004)	(97,308)	6,304
Net increase (decrease) in cash and cash equivalents	$(997)	$(2,283)	$1,286

Operating Activities
The decrease in net cash provided by operating activities for the first three months of 2019 of $1.1 million, or 1%, from the first three months of 2018, was primarily due to growth in cash revenues, including cash escalations that are subject to straight-line accounting, offset by a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.
Investing Activities
Capital Expenditures
Our capital expenditures include the following:

•
Site improvement capital expenditures consist of improvements to existing sites to accommodate new leasing and typically vary based on, among other factors: (1) the type of site, (2) the scope, volume and mix of work performed on the site, (3) existing capacity prior to installation or (4) changes in structural engineering regulations and standards. Our decisions regarding capital expenditures are influenced by (1) sufficient potential to enhance CCIC's long-term stockholder value, (2) CCIC's availability and cost of capital and (3) CCIC's expected returns on alternative uses of cash, such as payments of dividends and investments.

•	Sustaining capital expenditures consist of maintenance capital expenditures on our sites that enable our tenants' ongoing quiet enjoyment of the site.
Capital expenditures for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018	Change
	(In thousands)
Site improvements	$17,674	$13,605	$4,069
Sustaining	1,071	1,216	(145)
Total	$18,745	$14,821	$3,924
Financing Activities
The net cash flows used for financing activities for the three months ended March 31, 2019 and 2018 includes the impact from our continued practice of distributing excess cash to our member.
2012 Secured Notes
See our 2018 Form 10-K for a discussion of the 2012 Secured Notes, debt restrictions and disclosures about market risk. There are no financial maintenance covenants in the Secured Notes Indenture. We are currently not restricted in our ability to incur additional indebtedness or distribute cash to affiliates or issue dividends to our member.

Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2019 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2018 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 in our 2018 Form 10-K. See below for our updated critical accounting policies and estimates related to our lessee arrangements following the adoption of the new lease accounting guidance (commonly referred to as "ASC 842" or the "new lease standard") on January 1, 2019. See notes 2 and 8 to our condensed consolidated financial statements for further discussion and information related to the new lease standard.

Lease Accounting—Lessee
Our lessee arrangements primarily consist of ground leases for land under our towers. Ground leases for land are specific to each site and are generally for an initial term of five to 10 years and are renewable (and cancelable after a notice period) at our option. We also enter into term easements and ground leases in which we prepay the entire term. The majority of our lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options at our option. When calculating the estimated lease term, we consider the economic penalty associated with our failure to renew our leases. We include certain renewal option periods in the lease term when we determine that the options are reasonably certain to be exercised.
Operating lease expense is recognized on a ratable basis, regardless of whether the payment terms require us to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of our ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. We calculate the straight-line expense over the contract's estimated lease term, including any renewal option periods that we deem reasonably certain to be exercised.
In conjunction with the adoption of ASC 842, we recognized a right-of-use ("ROU") asset and lease liability for each of our operating leases. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the present value of our future lease payments. In assessing our leases and determining our lease liability, we are not able to readily determine the rate implicit for our lessee arrangements and thus use CCIC's incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. Our ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments plus any unamortized initial direct costs.
We review the carrying value of our ROU assets for impairment, similar to our other long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We could record impairments in the future if there are changes in (1) long-term market conditions, (2) expected future operating results or (3) the utility of the assets that negatively impact the fair value of our ROU assets.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Existing information technology systems, review processes, and internal controls have been updated to align with the requirements of the new lease standard, which we adopted on January 1, 2019.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See the disclosure in note 7 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in our 2018 Form 10-K.

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

CC HOLDINGS GS V LLC

Date:	May 3, 2019	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2019	By:	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)