Form 10-Q
period 2019-06-30
CC Holdings GS V LLC
filed 2019-07-31
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," and any variation of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry, and demand for wireless data, (2) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (3) expectations regarding tenant leasing and non-renewals of tenant contracts, (4) expectations regarding demand for our communications infrastructure, including factors driving such demand, and the potential benefits that may be derived therefrom, (5) expectations regarding cash flows and liquidity for, or plans regarding, capital expenditures, (6) expectations regarding our capital structure, debt maturities, our availability and cost of capital, and capital allocation, (7) expectations related to the ability of Crown Castle International Corp. ("CCIC" or "Crown Castle") to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT, (8) the utilization of our net operating loss carryforwards ("NOLs") and (9) expectations related to the impact of customer consolidation or ownership changes, including the impact of the potential combination of T-Mobile and Sprint.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Part II—Item 1A. Risk Factors" herein and "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 ("2018 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$17,679	$18,707
Receivables, net	1,730	4,327
Prepaid expenses(a)	18,186	23,155
Deferred site rental receivables and other current assets	29,793	27,014
Total current assets	67,388	73,203
Deferred site rental receivables	348,047	343,740
Property and equipment, net of accumulated depreciation of $1,057,602 and $1,011,900, respectively	1,016,024	1,017,767
Operating lease right-of-use assets(a)	1,104,505	—
Goodwill	1,338,730	1,338,730
Other intangible assets, net(a)	735,797	808,327
Long-term prepaid rent and other assets, net(a)	1,930	39,669
Total assets	$4,612,421	$3,621,436

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,404	$1,933
Accrued interest	8,126	8,126
Deferred revenues	12,347	12,533
Other accrued liabilities(a)	7,722	8,866
Current portion of operating lease liabilities—third parties(a)	35,512	—
Current portion of operating lease liabilities—related parties(a)	16,137	—
Total current liabilities	86,248	31,458
Debt	994,739	994,047
Operating lease liabilities—third parties(a)	804,386	—
Operating lease liabilities—related parties(a)	314,291	—
Deferred ground lease payable(a)	—	112,832
Other liabilities(a)	35,001	50,108
Total liabilities	2,234,665	1,188,445
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,377,756	2,432,991
Accumulated earnings (deficit)	—	—
Total member's equity	2,377,756	2,432,991
Total liabilities and equity	$4,612,421	$3,621,436

(a)	See "Recently Adopted Accounting Pronouncements" in note 2 to the condensed consolidated financial statements for a discussion of the recently adopted lease standard.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Site rental revenues	$168,189	$164,056	$335,511	$327,050

Operating expenses:
Site rental cost of operations—third parties(a)	38,524	38,355	75,806	75,862
Site rental cost of operations—related parties(a)	10,721	9,700	21,330	19,306
Site rental cost of operations—total(a)	49,245	48,055	97,136	95,168
Management fee—related party	12,503	12,031	24,627	24,020
Asset write-down charges	185	—	375	344
Depreciation, amortization and accretion	52,409	52,731	104,771	105,432
Total operating expenses	114,342	112,817	226,909	224,964
Operating income (loss)	53,847	51,239	108,602	102,086
Interest expense and amortization of deferred financing costs	(9,968)	(9,968)	(19,937)	(19,937)
Other income (expense)	288	40	285	(27)
Income (loss) before income taxes	44,167	41,311	88,950	82,122
Benefit (provision) for income taxes	(107)	(93)	(205)	(186)
Net income (loss)	$44,060	$41,218	$88,745	$81,936

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$88,745	$81,936
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	104,771	105,432
Amortization of deferred financing costs	692	692
Asset write-down charges	375	344
Changes in assets and liabilities:
Increase (decrease) in accounts payable	605	449
Increase (decrease) in other liabilities	908	2,992
Decrease (increase) in receivables	2,597	231
Decrease (increase) in other assets	(14,277)	(9,155)
Net cash provided by (used for) operating activities	184,416	182,921
Cash flows from investing activities:
Capital expenditures	(41,464)	(32,414)
Net cash provided by (used for) investing activities	(41,464)	(32,414)
Cash flows from financing activities:
Distributions to member	(143,980)	(159,623)
Net cash provided by (used for) financing activities	(143,980)	(159,623)
Net increase (decrease) in cash and cash equivalents	(1,028)	(9,116)
Cash and cash equivalents at beginning of period	18,707	30,771
Cash and cash equivalents at end of period	$17,679	$21,655

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2019	$2,386,672	$—	$2,386,672
Distributions to member (note 4)	(8,916)	(44,060)	(52,976)
Net income (loss)	—	44,060	44,060
Balance, June 30, 2019	$2,377,756	$—	$2,377,756

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2018	$2,519,881	$—	$2,519,881
Distributions to member (note 4)	(21,097)	(41,218)	(62,315)
Net income (loss)	—	41,218	41,218
Balance, June 30, 2018	$2,498,784	$—	$2,498,784

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2019	$2,432,991	$—	$2,432,991
Distributions to member (note 4)	(55,235)	(88,745)	(143,980)
Net income (loss)	—	88,745	88,745
Balance, June 30, 2019	$2,377,756	$—	$2,377,756

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2018	$2,576,471	$—	$2,576,471
Distributions to member (note 4)	(77,687)	(81,936)	(159,623)
Net income (loss)	—	81,936	81,936
Balance, June 30, 2018	$2,498,784	$—	$2,498,784

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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2019, and the consolidated results of operations and the consolidated cash flows for the six months ended June 30, 2019 and 2018. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Due to the recognition of the lease liability and a corresponding ROU asset, the new lease standard had a material impact on the Company's condensed consolidated balance sheet. Additionally, certain amounts related to our lessee arrangements that were previously reported separately have been de-recognized and reclassified into "Operating lease right-of-use assets" on the Company's condensed consolidated balance sheet. These amounts include (1) the Company's liability related to straight-line expense formerly referred to as "Deferred ground lease payable" and previously included in "Other accrued liabilities" and "Other liabilities," (2) prepaid rent expense previously included in "Prepaid expenses" and "Long-term prepaid rent and other assets, net," (3) below market leases previously included in "Other intangible assets, net," and (4) above market leases previously included in "Other liabilities."
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
The outstanding balance of the 3.849% Secured Notes due April 2023 as of June 30, 2019 and December 31, 2018 was $995 million and $994 million, respectively.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense on debt obligations	$9,622	$9,622	$19,245	$19,245
Amortization of deferred financing costs	346	346	692	692
Total	$9,968	$9,968	$19,937	$19,937

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to an affiliate acquiring rights to such land. As of June 30, 2019, approximately 30% of the Company's towers were located on land which was controlled by an affiliate. Also, the Company receives site rental revenue from affiliates for land controlled by the Company on which affiliates have towers and pays ground rent expense to affiliates for land owned by affiliates on which the Company has towers.
For the six months ended June 30, 2019 and 2018, the Company recorded equity distributions of $144.0 million and $159.6 million, respectively, reflecting distributions to its member. Cash on hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of June 30, 2019 and 2018, other than the amounts of its ROU assets and operating lease liabilities related to land leased from affiliates of the Company reflected in "Operating lease right-of-use assets," "Current portion of operating lease liabilities—related parties" and "Operating lease liabilities—related parties" on the Company's condensed consolidated balance sheet, the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.

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
For the six months ended June 30, 2019 and 2018, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction and (2) state taxes.

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

	Level in Fair Value Hierarchy	June 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$17,679	$17,679	$18,707	$18,707
Liabilities:
Debt	2	994,739	1,039,900	994,047	990,600

7.	Commitments and Contingencies
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
Lessor Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of June 30, 2019. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Six months ending December 31,	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Tenant leases(a)	$329,396	$660,880	$655,884	$635,924	$476,950	$1,587,656	$4,346,690

(a)	Inclusive of leases with related parties. See note 4.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

Lessee Operating Leases
The components of the Company's lease expense is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost(a):
Operating lease expense(b)	30,034	59,201
Variable lease expense(c)	8,921	18,622
Total lease expense	$38,955	$77,823

(a)	Inclusive of leases with related parties. See note 4.

(b)	Represents the Company's operating lease expense related to its ROU assets for both the three and six months ended June 30, 2019.

(c)
Represents the Company's contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for both the three and six months ended June 30, 2019. Such contingencies are recognized as expense in the period they are resolved.

Lessee Finance Leases
The Company's finance leases are related to the towers subject to prepaid master lease agreements with Sprint and are recorded as "Property and equipment, net" on the condensed consolidated balance sheet. See note 1 for further discussion of the Company's prepaid master lease agreements and note 2 for further information regarding the Company's adoption method of the new lease standard. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $979 million and $625 million, respectively, as of June 30, 2019. For the three and six months ended June 30, 2019, the Company recorded $10 million and $21 million to "Depreciation, amortization and accretion" related to finance leases, respectively.
Other Lessee Information
As of June 30, 2019, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 16 years and 4.6%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of June 30, 2019:

	Six months ending December 31,	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
Operating leases(a)(b)	$52,837	$106,789	$106,620	$105,990	$105,080	$1,212,258	$1,689,574	$(519,248)	$1,170,326

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

	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases(a)	$142,671	$144,069	$144,390	$142,144	$140,193	$1,697,442	$2,410,909

(a)	Inclusive of leases with related parties. See note 4.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

9.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)	$52,422	$—
Interest paid	19,245	19,245
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)	26,708	—

(a)	Excludes cash payments related to contingent payment pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.

(b)	Inclusive of leases with related parties. See note 4.

10.	Guarantor Subsidiaries
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2019.

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

•	Majority of our revenues from large wireless carriers

◦	91% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless.

•	Majority of land interests under our towers under long-term control

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

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 3 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $184.4 million. See "Item 2. MD&A—Liquidity and Capital Resources."

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
Highlights of our results of operations for the three months ended June 30, 2019 and 2018 are depicted below.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Percent Change
	(Dollars in thousands)
Site rental revenues	$168,189	$164,056	3%

Operating expenses:
Costs of operations(a)(b)	49,245	48,055	2%
Management fee(b)	12,503	12,031	4%
Asset write-down charges	185	—	*
Depreciation, amortization and accretion	52,409	52,731	(1)%
Total operating expenses	114,342	112,817	1%
Operating income (loss)	53,847	51,239	5%
Interest expense and amortization of deferred financing costs	(9,968)	(9,968)	—%
Other income (expense)	288	40
Income (loss) before income taxes	44,167	41,311
Benefit (provision) for income taxes	(107)	(93)
Net income (loss)	$44,060	$41,218

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related party transactions.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Percent Change
	(Dollars in thousands)
Site rental revenues	$335,511	$327,050	3%

Operating expenses:
Costs of operations(a)(b)	97,136	95,168	2%
Management fee(b)	24,627	24,020	3%
Asset write-down charges	375	344	*
Depreciation, amortization and accretion	104,771	105,432	(1)%
Total operating expenses	226,909	224,964	1%
Operating income (loss)	108,602	102,086	6%
Interest expense and amortization of deferred financing costs	(19,937)	(19,937)	—%
Other income (expense)	285	(27)
Income (loss) before income taxes	88,950	82,122
Benefit (provision) for income taxes	(205)	(186)
Net income (loss)	$88,745	$81,936

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related party transactions.
Second Quarter 2019 and 2018
Site rental revenues for the three months ended June 30, 2019 increased by $4.1 million, or 3%, from the same period in the prior year. Site rental revenues were impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" and our 2018 Form 10-K for further discussion regarding our tenants' decommissioning of the Acquired Networks.
Operating income for the three months ended June 30, 2019 increased by $2.6 million, or 5%, from the same period in the prior year. The increase in operating income was primarily due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the three months ended June 30, 2018.
Interest expense and amortization of deferred financing costs for the three months ended June 30, 2019 remained unchanged from the same period in the prior year.
Net income for the three months ended June 30, 2019 was $44.1 million, compared to net income of $41.2 million for the three months ended June 30, 2018. The increase was primarily due to the aforementioned increase in site rental revenues.

First Six Months 2019 and 2018
Site rental revenues for the six months ended June 30, 2019 increased by $8.5 million, or 3%, from the same period in the prior year. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewal of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity. See also "Item 2. MD&A—General Overview" and our 2018 Form 10-K for further discussion regarding our tenants' decommissioning of the Acquired Networks.
Operating income for the six months ended June 30, 2019 increased by $6.5 million, or 6%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the six months ended June 30, 2018.
Interest expense and amortization of deferred financing costs for the six months ended June 30, 2019 remained unchanged from the same period in the prior year.
Net income for the six months ended June 30, 2019 was $88.7 million compared to net income of $81.9 million for the six months ended June 30, 2018. The increase was due primarily to the aforementioned increase in site rental revenues.

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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2019:

(In thousands)
Cash and cash equivalents	$17,679
Debt	994,739
Total member's equity	2,377,756
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no scheduled contractual debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Six Months Ended June 30,
	2019	2018	Change
	(In thousands)
Net cash provided by (used for):
Operating activities	$184,416	$182,921	$1,495
Investing activities	(41,464)	(32,414)	(9,050)
Financing activities	(143,980)	(159,623)	15,643
Net increase (decrease) in cash and cash equivalents	$(1,028)	$(9,116)	$8,088
Operating Activities
The increase in net cash provided by operating activities for the first six months of 2019 of $1.5 million, or 1%, from the first six months of 2018, was primarily due to growth in cash revenues, including cash escalations that are subject to straight-line accounting, offset by a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.

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

•	Sustaining capital expenditures consist of maintenance capital expenditures on our sites that enable our tenants' ongoing quiet enjoyment of the site.
Capital expenditures for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018	Change
	(In thousands)
Site improvements	$38,055	$28,751	$9,304
Sustaining	3,409	3,663	(254)
Total	$41,464	$32,414	$9,050
Financing Activities
The net cash flows used for financing activities for the six months ended June 30, 2019 and 2018 includes the impact from our continued practice of distributing excess cash to our member.
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

In Item 1A of our 2018 Form 10-K, we have previously included the risk factor captioned “A substantial portion of our revenues is derived from a small number of tenants, and the loss, consolidation or financial instability of any of such tenants may materially decrease revenues or reduce demand for our communications infrastructure and network services.” In light of the U.S. Department of Justice’s proposed settlement in July 2019 regarding the merger between T-Mobile and Sprint, set forth below is certain updated information relating to that risk factor. You should carefully consider the information provided in this document and the risk factors contained in our 2018 Form 10-K, as updated by the information contained below.

For the six months ended June 30, 2019, T-Mobile and Sprint represented approximately 21% and 34%, respectively, of the Company's consolidated site rental revenues. In addition, there is an average of approximately six years of current term remaining on all lease agreements with both T-Mobile and Sprint. Further, the Company derived approximately 18% and 15% of its consolidated site rental revenues from T-Mobile and Sprint, respectively, on communications infrastructure where both carriers currently reside, inclusive of an approximately 2% impact from previously disclosed expected non-renewals from the anticipated decommissioning of portions of T-Mobile's MetroPCS and Sprint's Clearwire networks.

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit No.		Description

(a)	3.1	Certificate of Formation, as amended, of CC Holdings GS V LLC

(a)	3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

†	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101
The following financial statements from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Changes of Member's Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

*	104	The cover page from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL

*	Filed herewith.

†	Furnished herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-4 (Registration No. 333-187970) on April 17, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	July 31, 2019	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2019	By:	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)