Form 10-Q
period 2019-09-30
CC Holdings GS V LLC
filed 2019-11-04
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2019, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC

Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," and any variation of these words and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and "Part II—Item 1A. Risk Factors" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry and demand for wireless data, (2) expectations regarding wireless carriers' focus on improving network quality and expanding capacity, (3) expectations regarding tenant leasing and non-renewals of tenant contracts, (4) expectations regarding demand for our communications infrastructure, including factors driving such demand, and the potential benefits that may be derived therefrom, (5) expectations regarding cash flows and liquidity for, or plans regarding, capital expenditures, (6) expectations regarding our capital structure, debt maturities, our availability and cost of capital, and capital allocation, (7) expectations related to the ability of Crown Castle International Corp. ("CCIC" or "Crown Castle") to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT, (8) the utilization of our net operating loss carryforwards ("NOLs") and (9) expectations related to the impact of customer consolidation or ownership changes, including the impact of the potential combination of T-Mobile and Sprint.
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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$18,486	$18,707
Receivables, net	2,348	4,327
Prepaid expenses(a)	14,883	23,155
Deferred site rental receivables and other current assets	28,413	27,014
Total current assets	64,130	73,203
Deferred site rental receivables	352,984	343,740
Property and equipment, net of accumulated depreciation of $1,081,133 and $1,011,900, respectively	1,015,632	1,017,767
Operating lease right-of-use assets(a)	1,135,264	—
Goodwill	1,338,730	1,338,730
Other intangible assets, net(a)	707,376	808,327
Long-term prepaid rent and other assets, net(a)	1,878	39,669
Total assets	$4,615,994	$3,621,436

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,164	$1,933
Accrued interest	17,748	8,126
Deferred revenues	13,390	12,533
Other accrued liabilities(a)	7,484	8,866
Current portion of operating lease liabilities—third parties(a)	38,176	—
Current portion of operating lease liabilities—related parties(a)	16,397	—
Total current liabilities	95,359	31,458
Debt	995,085	994,047
Operating lease liabilities—third parties(a)	827,253	—
Operating lease liabilities—related parties(a)	319,472	—
Deferred ground lease payable(a)	—	112,832
Other liabilities(a)	35,618	50,108
Total liabilities	2,272,787	1,188,445
Commitments and contingencies (note 7)
Member's equity:
Member's equity	2,343,207	2,432,991
Accumulated earnings (deficit)	—	—
Total member's equity	2,343,207	2,432,991
Total liabilities and equity	$4,615,994	$3,621,436

(a)	See "Recently Adopted Accounting Pronouncements" in note 2 to the condensed consolidated financial statements for a discussion of the recently adopted lease standard.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Site rental revenues	$171,745	$165,108	$507,256	$492,158

Operating expenses:
Site rental cost of operations—third parties(a)	38,406	37,616	114,212	112,469
Site rental cost of operations—related parties(a)	10,880	10,163	32,210	30,478
Site rental cost of operations—total(a)	49,286	47,779	146,422	142,947
Management fee—related party	12,611	12,207	37,238	36,227
Asset write-down charges	—	—	375	344
Depreciation, amortization and accretion	52,665	52,333	157,436	157,765
Total operating expenses	114,562	112,319	341,471	337,283
Operating income (loss)	57,183	52,789	165,785	154,875
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	(29,906)	(29,906)
Other income (expense)	160	90	445	63
Income (loss) before income taxes	47,374	42,910	136,324	125,032
Benefit (provision) for income taxes	(102)	(93)	(307)	(279)
Net income (loss)	$47,272	$42,817	$136,017	$124,753

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$136,017	$124,753
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	157,436	157,765
Amortization of deferred financing costs	1,038	1,038
Asset write-down charges	375	344
Changes in assets and liabilities:
Increase (decrease) in accrued interest	9,622	9,622
Increase (decrease) in accounts payable	(3,844)	500
Increase (decrease) in other liabilities	1,617	3,009
Decrease (increase) in receivables	1,978	(158)
Decrease (increase) in other assets	(14,256)	(12,505)
Net cash provided by (used for) operating activities	289,983	284,368
Cash flows from investing activities:
Capital expenditures	(64,403)	(52,187)
Net cash provided by (used for) investing activities	(64,403)	(52,187)
Cash flows from financing activities:
Distributions to member	(225,801)	(238,716)
Net cash provided by (used for) financing activities	(225,801)	(238,716)
Net increase (decrease) in cash and cash equivalents	(221)	(6,535)
Cash and cash equivalents at beginning of period	18,707	30,771
Cash and cash equivalents at end of period	$18,486	$24,236

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2019	$2,377,756	$—	$2,377,756
Distributions to member (note 4)	(34,549)	(47,272)	(81,821)
Net income (loss)	—	47,272	47,272
Balance, September 30, 2019	$2,343,207	$—	$2,343,207

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2018	$2,498,784	$—	$2,498,784
Distributions to member (note 4)	(36,276)	(42,817)	(79,093)
Net income (loss)	—	42,817	42,817
Balance, September 30, 2018	$2,462,508	$—	$2,462,508

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2019	$2,432,991	$—	$2,432,991
Distributions to member (note 4)	(89,784)	(136,017)	(225,801)
Net income (loss)	—	136,017	136,017
Balance, September 30, 2019	$2,343,207	$—	$2,343,207

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2018	$2,576,471	$—	$2,576,471
Distributions to member (note 4)	(113,963)	(124,753)	(238,716)
Net income (loss)	—	124,753	124,753
Balance, September 30, 2018	$2,462,508	$—	$2,462,508

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
The Company is organized specifically to own, lease and manage towers and other structures (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "communications infrastructure" or "sites") that are geographically dispersed across the U.S. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "contracts"). The Company's customers on its communications infrastructure are referred to herein as "tenants." Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement, as the Company has no employees.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2019, the condensed consolidated results of operations for both the three and nine months ended September 30, 2019 and 2018 and the condensed consolidated cash flows for the nine months ended September 30, 2019 and 2018. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Notwithstanding the material impact to the Company's condensed consolidated balance sheet, the Company's adoption of the new lease standard did not have a material impact on the Company's condensed consolidated statement of operations or statement of cash flows. Additionally, the adoption of this guidance had no impact on the Company's operating practices, cash flows, contractual arrangements, or debt agreements (including compliance with any applicable covenants).
Lease Accounting—General. The Company adopted the new lease standard using a modified retrospective approach as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods. The Company's adoption of the new lease standard did not result in a cumulative-effect adjustment being recognized to the opening balance of retained earnings. The new lease standard provides a package of practical expedients, whereby companies can elect not to reassess (1) whether existing contracts contain leases under the new definition of a lease, (2) lease classification for expired or existing leases and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company elected the package of practical expedients upon adoption.
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

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

ROU assets associated with operating leases are included in "Operating lease right-of-use assets" on the Company's condensed consolidated balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in "Current portion of operating lease liabilities—third parties," "Current portion of operating lease liabilities—related parties," "Operating lease liabilities—third parties" and "Operating lease liabilities—related parties" on the Company's condensed consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used CCIC's incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company's ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs. Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the contract's estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.
Lease agreements may also contain provisions for a contingent payment based on (1) the revenues derived from the communications infrastructure located on the leased asset or (2) the change in CPI. The Company's contingent payments are considered variable lease payments and are (1) not included in the initial measurement of the ROU asset or lease liability due to the uncertainty of the payment amount and (2) recorded as expense in the period such contingencies are resolved.
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
The outstanding balance of the 3.849% Secured Notes due April 2023 as of September 30, 2019 and December 31, 2018 was $995 million and $994 million, respectively.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense on debt obligations	$9,623	$9,623	$28,868	$28,868
Amortization of deferred financing costs	346	346	1,038	1,038
Total	$9,969	$9,969	$29,906	$29,906

4.	Related Party Transactions
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
As part of the CCIC strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to an affiliate acquiring rights to such land. As of September 30, 2019, approximately 30% of the Company's towers were located on land which was controlled by an affiliate. Also, the Company receives site rental revenue from affiliates for land controlled by the Company on which affiliates have towers and pays ground rent expense to affiliates for land owned by affiliates on which the Company has towers.
For the nine months ended September 30, 2019 and 2018, the Company recorded equity distributions of $225.8 million and $238.7 million, respectively, reflecting distributions to its member. Cash on hand in excess of the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of September 30, 2019 and 2018, other than the amounts of its ROU assets and operating lease liabilities related to land leased from affiliates of the Company reflected in "Operating lease right-of-use assets," "Current portion of operating lease liabilities—related parties" and "Operating lease liabilities—related parties" on the Company's condensed consolidated balance sheet, the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.

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
For the nine months ended September 30, 2019 and 2018, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction and (2) state taxes.

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

	Level in Fair Value Hierarchy	September 30, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$18,486	$18,486	$18,707	$18,707
Liabilities:
Debt	2	995,085	1,047,800	994,047	990,600

7.	Commitments and Contingencies
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
Lessor Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of September 30, 2019. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Three Months Ending December 31,	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Tenant leases(a)	$166,906	$675,608	$672,744	$658,638	$515,992	$1,810,523	$4,500,411

(a)	Inclusive of leases with related parties. See note 4.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

Lessee Operating Leases
The components of the Company's lease expense is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease cost(a):
Operating lease expense(b)	30,826	90,027
Variable lease expense(c)	8,458	27,080
Total lease expense	$39,284	$117,107

(a)	Inclusive of leases with related parties. See note 4.

(b)	Represents the Company's operating lease expense related to its ROU assets for both the three and nine months ended September 30, 2019.

(c)
Represents the Company's contingent payments for operating leases (such as payments based on revenues derived from the communications infrastructure located on the leased asset) for both the three and nine months ended September 30, 2019. Such contingencies are recognized as expense in the period they are resolved.

Lessee Finance Leases
The Company's finance leases are related to the towers subject to prepaid master lease agreements with Sprint and are recorded as "Property and equipment, net" on the condensed consolidated balance sheet. See note 1 for further discussion of the Company's prepaid master lease agreements and note 2 for further information regarding the Company's adoption method of the new lease standard. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $979 million and $635 million, respectively, as of September 30, 2019. For the three and nine months ended September 30, 2019, the Company recorded $10 million and $31 million to "Depreciation, amortization and accretion" related to finance leases, respectively.
Other Lessee Information
As of September 30, 2019, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 16 years and 4.4%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of September 30, 2019:

	Three months ending December 31,	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
Operating leases(a)(b)	$25,842	$107,212	$107,256	$106,786	$106,235	$1,252,978	$1,706,309	$(505,011)	$1,201,298

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
Comparative Information from 2018 Form 10-K
The Company adopted ASC 842 using a modified retrospective approach as of the effective date, without adjusting the comparative periods, and therefore, as required by ASC 842, has included the following comparative information from note 10 to the consolidated financial statements in its 2018 Form 10-K.
The operating lease payments included in the table below include payments for certain renewal periods at the Company's option that are deemed reasonably assured to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases(a)	$142,671	$144,069	$144,390	$142,144	$140,193	$1,697,442	$2,410,909

(a)	Inclusive of leases with related parties. See note 4.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

9.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)	$79,643	$—
Interest paid	19,246	19,246
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)	71,578	—

(a)	Excludes cash payments related to contingent payment pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.

(b)	Inclusive of leases with related parties. See note 4.

10.	Guarantor Subsidiaries
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2019.

•	Potential growth resulting from the increasing demand for wireless data

◦
We expect U.S. wireless carriers will continue their focus on improving network quality and expanding capacity (including through 5G initiatives) by adding additional antennas or other equipment on our towers.

◦
We expect existing and potential new tenant demand for our towers will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity and (6) the availability of additional spectrum.

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

◦
The weighted-average remaining term (calculated by weighting the remaining term for each contract by the related site rental revenue) of approximately six years, exclusive of renewals at the tenants' option, currently representing approximately $4.5 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	90% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless.

•	Majority of land interests under our towers under long-term control

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

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 3 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $290.0 million. See "Item 2. MD&A—Liquidity and Capital Resources."

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
Highlights of our results of operations for the three months ended September 30, 2019 and 2018 are depicted below.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Percent Change
	(Dollars in thousands)
Site rental revenues	$171,745	$165,108	4%

Operating expenses:
Costs of operations(a)(b)	49,286	47,779	3%
Management fee(b)	12,611	12,207	3%
Asset write-down charges	—	—	*
Depreciation, amortization and accretion	52,665	52,333	1%
Total operating expenses	114,562	112,319	2%
Operating income (loss)	57,183	52,789	8%
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	—%
Other income (expense)	160	90
Income (loss) before income taxes	47,374	42,910
Benefit (provision) for income taxes	(102)	(93)
Net income (loss)	$47,272	$42,817

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related party transactions.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Percent Change
	(Dollars in thousands)
Site rental revenues	$507,256	$492,158	3%

Operating expenses:
Costs of operations(a)(b)	146,422	142,947	2%
Management fee(b)	37,238	36,227	3%
Asset write-down charges	375	344	*
Depreciation, amortization and accretion	157,436	157,765	—%
Total operating expenses	341,471	337,283	1%
Operating income (loss)	165,785	154,875	7%
Interest expense and amortization of deferred financing costs	(29,906)	(29,906)	—%
Other income (expense)	445	63
Income (loss) before income taxes	136,324	125,032
Benefit (provision) for income taxes	(307)	(279)
Net income (loss)	$136,017	$124,753

*	Percentage not meaningful

(a)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(b)	Inclusive of related party transactions.
Third Quarter 2019 and 2018
Site rental revenues for the three months ended September 30, 2019 increased by $6.6 million, or 4%, from the same period in the prior year. Site rental revenues were impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the three months ended September 30, 2019 increased by $4.4 million, or 8%, from the same period in the prior year. The increase in operating income was primarily due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the three months ended September 30, 2018.
Interest expense and amortization of deferred financing costs for the three months ended September 30, 2019 remained unchanged from the same period in the prior year.
Net income for the three months ended September 30, 2019 was $47.3 million, compared to net income of $42.8 million for the three months ended September 30, 2018. The increase was primarily due to the aforementioned increase in site rental revenues.

First Nine Months 2019 and 2018
Site rental revenues for the nine months ended September 30, 2019 increased by $15.1 million, or 3%, from the same period in the prior year. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: new tenant additions across our entire portfolio, renewals or extensions of tenant leases, escalations and non-renewal of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the nine months ended September 30, 2019 increased by $10.9 million, or 7%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the nine months ended September 30, 2018.
Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2019 remained unchanged from the same period in the prior year.
Net income for the nine months ended September 30, 2019 was $136.0 million compared to net income of $124.8 million for the nine months ended September 30, 2018. The increase was due primarily to the aforementioned increase in site rental revenues.

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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2019:

(In thousands)
Cash and cash equivalents	$18,486
Debt	995,085
Total member's equity	2,343,207
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no scheduled contractual debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Nine Months Ended September 30,
	2019	2018	Change
	(In thousands)
Net cash provided by (used for):
Operating activities	$289,983	$284,368	$5,615
Investing activities	(64,403)	(52,187)	(12,216)
Financing activities	(225,801)	(238,716)	12,915
Net increase (decrease) in cash and cash equivalents	$(221)	$(6,535)	$6,314
Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2019 of $5.6 million, or 2%, from the first nine months of 2018, was primarily due to growth in cash revenues, including cash escalations that are subject to straight-line accounting, offset by a net decrease from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.

Investing Activities
Capital Expenditures
Our capital expenditures include the following:

•
Discretionary primarily consist of expansion of communications infrastructure (including capital expenditures related to (1) enhancing communications infrastructure in order to add new tenants for the first time or support subsequent tenant equipment augmentations, or (2) modifying the structure of a communications infrastructure asset to accommodate additional tenants). Discretionary capital expenditures also include certain technology-related investments necessary to support and scale future customer demand for our communications infrastructure, and other capital projects. The expansion of existing communications infrastructure to accommodate new leasing typically vary based on, among other factors: (1) the type of communications infrastructure, (2) the scope, volume and mix of work performed on the communications infrastructure, (3) existing capacity prior to installation or (4) changes in structural engineering regulations and standards. Our decisions regarding capital expenditures are influenced by (1) sufficient potential to enhance CCIC's long-term stockholder value, (2) CCIC's availability and cost of capital and (3) CCIC's expected returns on alternative uses of cash, such as payments of dividends and investments.

•	Sustaining capital expenditures consist of maintenance capital expenditures on our sites that enable our tenants' ongoing quiet enjoyment of the site.
Capital expenditures for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018	Change
	(In thousands)
Discretionary	$59,050	$46,105	$12,945
Sustaining	5,353	6,082	(729)
Total	$64,403	$52,187	$12,216
Financing Activities
The net cash flows used for financing activities for the nine months ended September 30, 2019 and 2018 includes the impact from our continued practice of distributing excess cash to our member.
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
In conjunction with the adoption of ASC 842, we recognized a right-of-use ("ROU") asset and lease liability for each of our operating leases. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent the present value of our future lease payments. In assessing our leases and determining our lease liability at lease commencement or upon modification, we are not able to readily determine the rate implicit for our lessee arrangements and thus use CCIC's incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. Our ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments plus any unamortized initial direct costs.
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

In Item 1A of our 2018 Form 10-K, we have previously included the risk factor captioned “A substantial portion of our revenues is derived from a small number of tenants, and the loss, consolidation or financial instability of any of such tenants may materially decrease revenues or reduce demand for our communications infrastructure and network services.” In light of the U.S. Department of Justice’s proposed settlement in July 2019 and the approval by the Federal Communications Commission in October 2019 regarding the merger between T-Mobile and Sprint, set forth below is certain updated information relating to that risk factor. You should carefully consider the information provided in this document and the risk factors contained in our 2018 Form 10-K, as updated by the information contained below.

For the nine months ended September 30, 2019, T-Mobile and Sprint represented approximately 21% and 34%, respectively, of the Company's consolidated site rental revenues. In addition, there is an average of approximately six years of current term remaining on all lease agreements with both T-Mobile and Sprint. Further, the Company derived approximately 18% and 15% of its consolidated site rental revenues from T-Mobile and Sprint, respectively, on communications infrastructure where both carriers currently reside, inclusive of an approximately 2% impact from previously disclosed expected non-renewals from the anticipated decommissioning of portions of T-Mobile's MetroPCS and Sprint's Clearwire networks.

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
The following financial statements from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Changes of Member's Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

*	104	The cover page from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

*	Filed herewith.

†	Furnished herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-4 (Registration No. 333-187970) on April 17, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	November 4, 2019	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2019	By:	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)