Form 10-K
period 2019-12-31
CC Holdings GS V LLC
filed 2020-04-09
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
 ______________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Explanatory Note: The registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; however, the registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the registrant been subject to such filing requirements.
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
Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 31, 2019, the only member of the registrant is a wholly owned indirect subsidiary of Crown Castle International Corp.
Documents Incorporated by Reference: NONE.
The registrant is a wholly owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC
Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2019 ("Form 10-K") contains forward-looking statements that are based on management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) expectations regarding anticipated growth in the wireless industry and consumption of and demand for wireless data and our communications infrastructure (as defined below), including factors driving consumption and demand, (2) expectations regarding non-renewals of tenant contracts (including the impact of our tenants' decommissioning of the former Leap Wireless, MetroPCS and Clearwire networks (collectively, "Acquired Networks")), (3) expectations regarding our communications infrastructure and the potential benefits that may be derived therefrom, (4) the strength of the U.S. market for communications infrastructure, (5) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures limitations created as a result of being a wholly owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (6) potential benefits of our discretionary investments, (7) expected benefits of future potential spectrum auctions, (8) competitive factors affecting our business, (9) expectations regarding our capital structure and the credit markets, our availability and cost of capital, or our ability to service our debt and comply with debt covenants, (10) expectations for sustaining capital expenditures, (11) expectations related to CCIC's ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT, (12) expectations related to the impact of tenant consolidation or ownership changes, including the impact of the merger between T-Mobile and Sprint, (13) the potential effects of the restatement of our previously issued consolidated financial statements, including the Historical Adjustments (as defined below) related thereto (14) expectations regarding our remediation efforts related to a material weakness in our internal control over financial reporting and (15) the potential impact of novel coronavirus (COVID-19) on our business.
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
Our filings with the SEC are available through the SEC website at www.sec.gov or through CCIC's investor relations website at investor.crowncastle.com. CCIC uses its investor relations website to disclose information about CCIC and us that may be deemed to be material. We encourage investors, the media and others interested to visit CCIC's investor relations website from time to time to review up-to-date information or to sign up for e-mail alerts to be notified when new or updated information is posted on the site.
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," or "us" as used in this Form 10-K refer to CC Holdings GS V LLC ("CCL") and its consolidated wholly owned subsidiaries (collectively, "Company"). The Company is a wholly owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of CCIC.

Explanatory Note
General
In connection with the filing of its Form 10-K, CCIC corrected certain historical errors related to the timing of revenue recognition for its tower installation services. Specifically, CCIC determined that its historical practice of recognizing the full transaction price as service revenues upon completion of an installation was not acceptable under generally accepted accounting principles in the U.S. ("GAAP"). Instead, a portion of the transaction price for CCIC's tower installation services, specifically the amounts associated with permanent improvements recorded as fixed assets, represents a lease component for GAAP purposes and should be recognized by CCIC as site rental revenues on a ratable basis over the associated estimated lease term.
CCIC, through its wholly owned subsidiary, offers certain installation and other construction-related services to tenants on the towers owned by CCIC's subsidiaries (including to tenants on our towers). That business is separate from our operations, and we (1) are not parties to such transactions and (2) do not receive any cash associated with such transactions. However, when CCIC is engaged by, and performs an installation or other activity for, a tenant that is locating or located on our towers, and such transaction results in (1) enhancing our tower in connection with a new tenant installing equipment on the tower for the first time or as part of subsequent equipment augmentations or (2) modifying the structure of a tower to accommodate the additional tenant, we record any permanent improvement that is made on our tower site as a fixed asset. Historically, in connection with recording such permanent improvements as fixed assets on our financial statements, we would also record a corresponding amount as a capital contribution from CCIC.
We have determined that, despite us not receiving any cash, an amount equal to the lease component as a result of such installation and other construction-related services should be recorded on our consolidated financial statements as deferred revenue, and then amortized as revenues on a ratable basis over the length of the tenants’ associated estimated lease term.
Due to this determination, on March 24, 2020, our Board of Directors, after considering the recommendation of management and after discussion with our independent registered public accounting firm, PricewaterhouseCoopers LLP, concluded that the following previously issued financial statements should no longer be relied upon: (1) our audited consolidated financial statements and related disclosures for years ended December 31, 2016 through and including 2018, and (2) each of our unaudited condensed consolidated financial statements and related disclosures for the quarterly and year-to-date periods during 2018 and for the first three quarters of fiscal year 2019. As a result, we have restated our financial statements for the years ended December 31, 2018 and 2017, and quarterly unaudited financial information for the quarterly and year-to-date periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019. The restatement also affects periods prior to 2017, the cumulative effect of which is reflected as an adjustment to opening "Member's equity" as of January 1, 2017.
In addition to the determination discussed above, we have also determined that errors existed related to our accounting for obligations to perform asset retirement activities pursuant to our ground lease and easement agreements. Specifically, we should not have recorded asset retirement obligations for our Sprint Sites defined below, as the associated estimated retirement would occur beyond the period for which we have a contract term to these sites.
Items Restated in This Filing
For ease of reference, this Annual Report on Form 10-K restates historical information in the following sections:
•Part II, Item 6. Selected Financial Data
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplementary Data
•Part IV, Item 15. Exhibits, Financial Statement Schedules
Impact of Restatement
The restatement of previously issued consolidated financial statements increased our reported net income by approximately $46 million for the year ended December 31, 2018 and by approximately $41 million for the year ended December 31, 2017. The cumulative impact of the errors for all previously issued financial statements for the periods through September 30, 2019 was an increase in reported net income of approximately $256 million and a decrease in Member's equity of $223 million. We refer to the adjustments to correct the historical errors described above as the "Restatement Adjustments." In addition to the Restatement Adjustments, we have also made other adjustments to the financial statements referenced above to correct errors that were not material to our consolidated financial statements. Such immaterial adjustments are related to a revision in the presentation of certain tower installation activities from a gross basis to a net basis, including the associated removal of certain amounts historically categorized as capital expenditures. Collectively, we refer to the Restatement Adjustments and other adjustments as "Historical Adjustments."

Note 2 to our consolidated financial statements illustrates the impact of the Historical Adjustments to our consolidated financial statements for the years ended December 31, 2018 and 2017. For information on the restatement for years prior to 2017, see "Item 6. Selected Financial Data" in this Form 10-K.
The restated quarterly unaudited financial information for the quarters and year-to-date periods described above is included in note 14 to our consolidated financial statements within this Form 10-K. As such, we have not amended, and do not intend to amend, previously filed Quarterly Reports on Form 10-Q.
Internal Control Considerations
Management determined that the restatement of our previously issued financial statements as described above indicates the existence of a material weakness in our internal control over financial reporting and that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2019. Management has created a plan of remediation to address the material weakness. See Item 9A in this Form 10-K for a further discussion of the material weakness in our internal control over financial reporting and plan of remediation.

PART I
Item 1.     Business
Overview
We are an indirect, wholly owned subsidiary of CCIC, which is one of the largest owners and operators in the United States ("U.S.") of shared communications infrastructure, including (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks ("small cells") and fiber solutions. As of December 31, 2019, CCIC and its subsidiaries collectively owned, leased or managed approximately (1) 40,000 towers and (2) 80,000 route miles of fiber in the U.S., including Puerto Rico.
Our core business is providing access, including space or capacity, to certain communications infrastructure sites ("sites") via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "tenant contracts"). Our existing customers on our sites are referred to herein as "tenants." We seek to increase our site rental revenues through tenant additions or modifications of existing tenant installations (collectively, "tenant additions") on our sites, which we expect to result in significant incremental cash flows due to our low incremental operating costs. Our operating costs generally tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions.
Below is certain information concerning our business and organizational structure:

•	We own, lease and manage approximately 7,600 sites.

•	Approximately 63% and 78% of our sites are located in the 50 and 100 largest basic trading areas ("BTAs"), respectively.

•
Approximately 68% of our sites are leased or subleased or operated and managed ("Sprint Sites") pursuant to 32-year master leases (expiring in May 2037) ("Sprint Master Leases") or other agreements with subsidiaries of Sprint.

•
The contracts for land interests under our towers have an average total remaining life of approximately 27 years (including all renewal terms exercisable at our option), weighted based on site rental revenues.

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

◦
The Tax Cuts and Jobs Act, which was signed into law in 2017 ("Tax Reform Act"), made substantial changes to the Internal Revenue Code of 1986, as amended ("Code"). Among the many changes impacting corporations are a significant reduction in the corporate income tax rate, the repeal of the corporate alternative minimum tax for years beginning in 2018 and limitations on the deductibility of interest expense. In addition, under the Tax Reform Act, qualified REIT dividends (within the meaning of Section 199A(e)(3) of the Code) constitute a part of a non-corporate taxpayer's "qualified business income amount" and thus CCIC's non-corporate U.S. stockholders may be eligible to take a qualified business income deduction in an amount equal to 20% of such dividends received from CCIC. Without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The Tax Reform Act has not had a material impact on the Company.

Certain information concerning our tenants and tenant contracts is as follows:

•	Our largest tenants include Sprint, AT&T, T-Mobile and Verizon Wireless, which collectively accounted for 90% of our 2019 site rental revenues.

•	The vast majority of our site rental revenues are of a recurring nature and are subject to long-term tenant contracts with our tenants.

•
Our site rental revenues typically result from long-term tenant contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods of five to ten years each, exercisable at the option of the tenants, (3) limited termination rights for our tenants and (4) contractual escalations of the rental price.

•
Exclusive of renewals exercisable at the tenants' option, our tenant contracts have a weighted-average remaining life of approximately six years and represent $4.4 billion of expected future cash inflows.

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
Item 1A.     Risk Factors
You should carefully consider all of the risks described below, as well as the other information contained in this document when evaluating our business.
Our business depends on the demand for our sites, driven primarily by demand for wireless data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our tenants may materially and adversely affect our business (including reducing demand for our sites).
Tenant demand for our sites depends on the demand for wireless data. Additionally, the willingness of our tenants to utilize our sites, or renew or extend existing tenant contracts on our sites, is affected by numerous factors, including:

•	availability or capacity of our sites or associated land interests;

•	location of our sites;

•	financial condition of our tenants, including their profitability and availability or cost of capital;

•	willingness of our tenants to maintain or increase their network investment or changes in their capital allocation strategy;

•	availability and cost of spectrum for commercial use;

•	increased use of network sharing, roaming, joint development, or resale agreements by our tenants;

•	mergers or consolidations by and among our tenants;

•	changes in, or success of, our tenants' business models;

•	governmental regulations and initiatives, including local or state restrictions on the proliferation of communications infrastructure;

•	cost of constructing sites;

•	our market competition;

•
technological changes including those (1) affecting the number or type of communications infrastructure needed to provide wireless data to a given geographic area or which may otherwise serve as a substitute or alternative to our sites or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; and

•	our ability to efficiently satisfy our tenants' service requirements.
A slowdown in demand for wireless data or our sites may negatively impact our growth or otherwise have a material adverse effect on us. If our tenants or potential tenants are unable to raise adequate capital to fund their business plans, as a result of disruptions in the financial and credit markets or otherwise, they may reduce their spending, which could adversely affect our anticipated growth or the demand for our sites.
The amount, timing and mix of our tenants' network investment is variable and can be significantly impacted by the various matters described in these risk factors. Changes in tenant network investment typically impact the demand for our sites. As a result, changes in tenant plans such as delays in the implementation of new systems, new and emerging technologies (including small cells), or plans to expand coverage or capacity may reduce demand for our sites. Furthermore, the wireless industry could experience a slowdown or slowing growth rates as a result of numerous factors, including a reduction in consumer demand for wireless data or general economic conditions. There can be no assurances that weakness or uncertainty in the economic environment will not adversely impact the wireless industry, which may materially and adversely affect our business, including by reducing demand for our sites. In addition, a slowdown may increase competition for site rental tenants. Such an industry slowdown or a reduction in tenant network investment may materially and adversely affect our business.

A substantial portion of our revenues is derived from a small number of tenants, and the loss, consolidation, or financial instability of any of such tenants may materially decrease revenues or reduce demand for our sites.
For the year ended December 31, 2019, our site rental revenues by tenant were as follows:
Our four largest tenants are T-Mobile, AT&T, Verizon Wireless and Sprint. The loss of any one of our largest tenants as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our tenants, or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, site assets, or intangible assets, or (4) other adverse effects to our business. We cannot guarantee that tenant contracts with our largest tenants will not be terminated or that these tenants will renew their tenant contracts with us. In addition to our four largest tenants, we also derive a portion of our revenues and anticipated future growth from new entrants offering or contemplating offering wireless services. Such tenants may be smaller or have less financial resources than our four largest tenants, may have business models which may not be successful, or may require additional capital.
Consolidation among our tenants will likely result in duplicate or overlapping parts of networks, for example, where they are co-residents on a tower, which may result in the termination, non-renewal or re-negotiation of tenant contracts and negatively impact revenues from our sites. Due to the long-term nature of our tenant contracts, we expect that the impact of our site rental revenues from any termination of our tenant contracts as a result of such potential consolidation would be spread over multiple years. Such consolidation (or potential consolidation) may result in a reduction or slowdown in such tenants' network investment in the aggregate because their expansion plans may be similar. Tenant consolidation could decrease the demand for our sites, which in turn may result in a reduction in our revenues or cash flows.
In recent years, AT&T, T-Mobile and Sprint acquired Leap Wireless, MetroPCS and Clearwire ("Acquired Networks"), respectively. During 2020, we anticipate any increase to site rental revenues attributable to new leasing will be offset by expected non-renewals of tenant contracts, including from our tenants' continued decommissioning of the Acquired Networks. The Acquired Networks represented approximately 5% of our site rental revenues for the year ended December 31, 2019. Depending on the eventual network deployment and decommissioning plans of AT&T, T-Mobile and Sprint, the impact and timing of such non-renewals may vary from our expectations.
On April 1, 2020, T-Mobile and Sprint announced the completion of their previously disclosed merger. For the year ended December 31, 2019, T-Mobile and Sprint represented approximately 20% and 33%, respectively, of our consolidated site rental revenues. Further, during 2019, we derived approximately 18% and 14% of our consolidated site rental revenues from T-Mobile and Sprint, respectively on towers where both carriers currently reside, inclusive of approximately 2% impact from the previously disclosed expected non-renewals from the anticipated decommissioning of portions of T-Mobile's MetroPCS and Sprint's Clearwire networks. In addition, there is an average of approximately seven years and six years of current term remaining on all tenant contracts with T-Mobile and Sprint, respectively.
The merger between T-Mobile and Sprint may result in a decrease or delay in demand for our sites as a result of the anticipated integration of the T-Mobile and Sprint networks and related duplicate or overlapping parts of their networks. Any such decrease or delay may lead to a reduction in our revenues or cash flows and may trigger a review for impairment of certain long-lived assets. We cannot predict with certainty how the demand for our sites will be impacted by the merger.
See also "Item 1. Business" and note 12 to our consolidated financial statements for further information regarding our largest tenants.

Our ability to repay the principal under our 2012 Secured Notes on or prior to the relevant maturity date will be subject to a number of factors outside of our control.
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
Our growth is dependent on our entering into new tenant contracts (including amendments to tenant contracts upon modification of an existing tower installation), as well as renewing or renegotiating tenant contracts when existing tenant contracts terminate. Competition in our industry may make it more difficult for us to attract new tenants, maintain or increase our gross margins or maintain or increase our market share. We face competition for site rental tenants and associated contractual rates from various sources, including (1) other independent communications infrastructure owners or operators, including those that own, operate, or manage towers, rooftops, broadcast towers, utility poles, fiber or small cells, or (2) new alternative deployment methods for communications infrastructure.
New technologies may reduce demand for our sites or negatively impact our revenues.
Improvements in the efficiency, architecture and design of communication networks may reduce the demand for our sites. For example, new technologies that may promote network sharing, joint development, wireless backhaul, or resale agreements by our tenants, such as signal combining technologies or network functions virtualization, may reduce the need for our sites. In addition, other technologies, such as WiFi, Distributed Antenna Systems ("DAS"), femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for or alternatives to leasing on sites that might otherwise be anticipated or expected had such technologies not existed. In addition, new technologies that enhance the range, efficiency and capacity of communication equipment could reduce demand for our sites. Any significant reduction in demand for our sites resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
If we fail to retain rights to our sites, including the land interests under our towers, our business may be adversely affected.
The property interests on which our towers reside, including the land interests under our towers (other than the sites sub-leased under the Sprint Master Leases) consist of leasehold, sub-leasehold interests, fee interests and easements, as well as permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcies of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, may interfere with our ability to conduct our business or generate revenues. If a material number of the grantors of these rights elect not to renew their terms, our ability to conduct business or generate revenues could be adversely affected. Further, we may not be able to renew ground leases on commercially viable terms. Our ability to retain rights to the land interests on which our towers reside depends on our ability to purchase such land, including through fee interests and perpetual easements, or renegotiate or extend the terms of the leases relating to such land. In some cases, other subsidiaries of CCIC have acquired certain third party land interests under certain of our sites as a result of negotiated transactions, and we have entered into leases with such affiliates. Approximately 15% of our sites for the year ended December 31, 2019 are under our control for less than 10 years. If we are unable to retain rights to the property interests on which our towers reside, our business may be adversely affected.
As of December 31, 2019, approximately 68% of our sites were Sprint Sites. CCIC, through its subsidiaries (including us), has the option to purchase, in 2037, all (but not less than all) of the leased and subleased Sprint Sites (as well as other Sprint sites leased or subleased by other subsidiaries of CCIC) from Sprint for approximately $2.3 billion; CCIC has no obligation to exercise the purchase option. CCIC may not have the required available capital to exercise the purchase option at the time this option is exercisable. Even if CCIC does have available capital, it may choose not to exercise its purchase option for business or other reasons. In the event that CCIC does not exercise the purchase option, or is otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that CCIC decides to exercise the purchase option, the benefits of the acquisition of the sites may not exceed the costs, which could adversely affect our business.
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
The restatement of our previously issued financial statements, the errors that resulted in such restatement, the material weakness that was identified in our internal control over financial reporting and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective, could result in loss of investor confidence, litigation or governmental proceedings or investigations, any of which could cause the market value of our debt securities to decline or impact our ability to access the capital markets.
As discussed in the "Explanatory Note" and note 2 to our consolidated financial statements, in connection with the filing of its Form 10-K, CCIC corrected certain historical errors related to the timing of revenue recognition for its tower installation services. As a result, we have determined that, despite us not receiving any cash, an amount equal to the lease component as a result of installation and other construction-related services performed by CCIC on our behalf should be recorded on our consolidated financial statements as deferred revenue, and then amortized as revenues on a ratable basis over the length of the tenants’ associated estimated lease term. In addition to this determination, we have also determined that errors existed related to our accounting for obligations to perform asset retirement activities pursuant to our ground lease and easement agreements. Due to these determinations, we concluded that our previously issued consolidated financial statements for fiscal years ended December 31, 2017 and 2018, and each of our unaudited condensed consolidated financial statements and related disclosures for the quarterly and year-to-date periods during such years and for the first three quarters of fiscal year 2019, should be restated. As a result of these errors and restatement, we are subject to additional risks and uncertainties, including litigation and loss of investor confidence. We may become subject to litigation or governmental proceedings or investigations that could result in additional unanticipated legal costs regardless of the outcome of the litigation. Additionally, if we are not successful in any such litigation, we may be required to pay substantial damages or settlement costs.
Management has also identified a material weakness in our internal control over financial reporting, and has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2019. For further discussion of the material weakness identified and our remediation efforts, see Item 9A, Controls and Procedures. Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes.

If we are unable to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, financial condition, market value of our debt securities, and ability to access the capital markets through debt issuances could be adversely affected.
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
Subject to certain cure, arbitration, or other provisions, in the event of an uncured default under a Sprint Master Lease, Sprint may terminate the Sprint Master Lease as to the applicable sites. If we default under the Sprint Master Leases with respect to more than 20% of the Sprint Sites within any rolling five-year period, Sprint will have the right to terminate the Sprint Master Leases with respect to all Sprint Sites. If Sprint terminates Sprint Master Leases with respect to all of or a significant number of sites, we would lose all of our interests in those sites (which collectively represent approximately 68% of our sites as of December 31, 2019) and our ability to make payments on the 3.849% Secured Notes would therefore be significantly impaired.
We have no employees of our own and hence are dependent on the Manager for the conduct of our operations. Any failure of the Manager to continue to perform in its role as manager of the sites could have a material adverse impact on our business. Additionally, we could be negatively impacted by other unforeseen events, such as natural disasters or public health emergencies.
Pursuant to the Management Agreement among CCL, certain of its direct and indirect subsidiaries and CCUSA, all of our sites are managed by CCUSA ("Manager"). The Manager continues to be responsible for causing maintenance to be carried out in a timely fashion, carrying out the landlord's responsibilities under the tenant contracts, and marketing the site spaces. Management errors may adversely affect the revenue generated by the sites. In addition, the Manager's performance continues to depend to a significant degree upon the continued contributions of key management, engineering, sales and marketing, tenant support, legal, or finance personnel, some of whom may be difficult to replace. The Manager does not have employment agreements with any of its employees, and no assurance can be given that the services of such personnel will continue to be available to the Manager. Furthermore, the Manager does not maintain key man life insurance policies on its executives that would adequately compensate it for any loss of services of such executives. The loss of the services of one or more of these executives could have a material adverse effect on the Manager's ability to manage our operations.
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
Additionally, we could be negatively impacted by other unforeseen events, such as natural disasters or public health emergencies (such as the coronavirus (COVID-19)), which could, among other things, damage or delay deployment of our communication infrastructure assets, interrupt or delay service to our tenants, or disrupt business operations of the Manager. Any such events could result in legal claims or penalties, disruption in operations, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business. See "Item 7. MD&A—General Overview—Current Events" for a further discussion of the impacts of COVID-19 on our business.
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
There can be no assurances that new wireless services or technologies, which may drive demand for our sites, will be introduced or deployed as rapidly or in the manner projected by the wireless carriers. In addition, demand or tenant adoption rates for such new technologies may be lower or slower than anticipated for numerous reasons. As a result, growth opportunities or demand for our sites arising from such technologies may not be realized at the times or to the extent anticipated.
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
If radio frequency emissions from wireless handsets or equipment on our sites are demonstrated to cause negative health effects, potential future claims could adversely affect our operations, costs, or revenues.
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.     Properties
We own, lease and manage approximately 7,600 sites geographically dispersed throughout the U.S. Towers are vertical, metal structures generally ranging in height from 50 to 300 feet. Our tenants' equipment may be placed on towers, building rooftops and other structures. Our towers are located on tracts of land that support the towers, equipment shelters and, where applicable, guy-wires to stabilize the tower.
See the following for further information regarding our sites:

•	"Item 1. Business—Overview" for information regarding our site portfolio.

•
"Item 7. MD&A—Liquidity and Capital Resources—Contractual Cash Obligations" for a tabular presentation of the remaining contractual obligations related to our business as of December 31, 2019, including our lease obligations.

•	"Schedule III - Schedule of Real Estate and Accumulated Depreciation" for further information on our productive properties.
Approximately 68% of our sites are leased or subleased or operated and managed pursuant to the Sprint Master Leases or other agreements with subsidiaries of Sprint. CCIC, through its subsidiaries (including the Company), has the option in 2037 to purchase all (but not less than all) of the Sprint Sites. CCIC has no obligation exercise the option. See note 1 to our consolidated financials statements and "Item 1A. Risk Factors" for a further discussion.
As of December 31, 2019, the average number of tenants (defined as a unique license and any related amendments thereto) per site is approximately 2.5. Substantially all of our sites can accommodate additional tenancy either as currently constructed or with appropriate modifications to the structure.
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
Our equity is not publicly traded. Our only member is GSOP, a wholly owned indirect subsidiary of CCIC. During 2019 and 2018, we recorded a net equity distribution from GSOP of amounts due to our affiliates of $358.9 million and $368.0 million, respectively. See notes 6 and 7 to our consolidated financial statements.
Item 6.     Selected Financial Data
Our selected historical consolidated financial and other data set forth below have been derived from our consolidated financial statements. Financial information for the periods prior to 2019 has been restated to reflect the impact of the Historical Adjustments as discussed in the "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K. The information set forth below should be read in conjunction with the "Explanatory Note," "Item 1. Business," "Item 7. MD&A" and our consolidated financial statements, including note 2 to our consolidated financial statements.

	Years Ended December 31,
(In thousands of dollars)	2019(c)	2018(c)	2017(c)	2016(c)	2015(c)
		(As Restated)(d)
Statement of Operations Data:
Site rental revenues:
Revenues from tenant contracts	$678,150	$659,490	$616,897	$611,639	$607,276
Amortization of tower installations and modifications(a)	52,341	43,491	38,435	34,507	29,566
Total site rental revenues	730,491	702,981	655,332	646,146	636,842
Operating expenses:
Site rental costs of operations—third parties(b)	152,619	149,748	149,764	151,812	150,225
Site rental costs of operations—related parties(b)	43,281	40,981	36,655	33,901	31,859
Site rental costs of operations—total(b)	195,900	190,729	186,419	185,713	182,084
Management fee—related party	49,837	48,520	46,946	45,433	43,709
Asset write-down charges	1,050	593	181	4,851	6,021
Depreciation, amortization and accretion	207,396	207,528	207,764	207,826	205,904
Total operating expenses	454,183	447,370	441,310	443,823	437,718
Operating income (loss)	276,308	255,611	214,022	202,323	199,124
Interest expense and amortization of deferred financing costs	(39,874)	(39,874)	(39,874)	(49,515)	(53,223)
Gains (losses) on retirement of debt	—	—	—	(10,273)	—
Other income (expense)	669	196	287	(242)	(244)
Income (loss) before income taxes	237,103	215,933	174,435	142,293	145,657
Benefit (provision) for income taxes	(426)	(416)	614	668	733
Net income (loss)	$236,677	$215,517	$175,049	$142,961	$146,390

(a)
Represents the amortization of deferred revenues recorded in connection with the CCIC transactions described in the "Explanatory Note" that result in permanent improvements to our towers. We receive no cash from, and are not party to, such CCIC transactions.

(b)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(c)	Amounts reflect the impact of all applicable adopted accounting pronouncements during the periods presented. See note 3 to our consolidated financial statements.

(d)
See "Explanatory Note" for further information regarding the restatement. See note 2 to our consolidated financial statements for the impacts of the Historical Adjustments on the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, the impact of the Historical Adjustments was an increase to site rental revenues of $35 million. For the year ended December 31, 2015, the impact of the Historical Adjustments was an increase to site rental revenues of $30 million.

	Years Ended December 31,
(In thousands of dollars)	2019(b)	2018(b)	2017(b)	2016(b)	2015(b)
		(As Restated)(c)
Other Data:
Summary cash flow information(a):
Net cash provided by (used for) operating activities	$451,069	$426,841	$394,567	$370,211	$382,252
Net cash provided by (used for) investing activities	(86,610)	(70,929)	(48,312)	(52,037)	(84,941)
Net cash provided by (used for) financing activities	(362,759)	(367,976)	(335,034)	(319,025)	(303,141)
Balance Sheet Data (at period end):
Cash and cash equivalents	$20,407	$18,707	$30,771	$19,550	$20,401
Property and equipment, net	1,010,367	1,010,451	1,033,258	1,081,050	1,128,713
Total assets	4,601,457	3,614,120	3,748,589	3,907,225	4,063,081
Total debt	995,431	994,047	992,663	991,279	1,487,055
Total member's equity(a)	2,096,954	2,219,198	2,371,657	2,531,642	2,199,234

(a)
We receive no cash from, and are not party to, the CCIC transactions described in the "Explanatory Note." Such transactions, however, are reflected on our cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received, and as such, the amounts have been recorded as fixed assets (in the form of permanent improvements) and deferred revenues.

(b)	Amounts reflect the impact of all applicable adopted accounting pronouncements during the periods presented. See note 3 to our consolidated financial statements.

(c)
See "Explanatory Note" for further information regarding the restatement. See note 2 to our consolidated financial statements for the impacts of the Historical Adjustments on the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, the impact of the Historical Adjustments was an increase to site rental revenues of $35 million. For the year ended December 31, 2015, the impact of the Historical Adjustments was an increase to site rental revenues of $30 million.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Throughout this Item 7 and this Form 10-K, site rental revenues include both revenue from tenant contracts and amortization of tower installations and modifications.
General Overview
Overview
We own, lease and manage approximately 7,600 sites located across the United States. See "Item 1. Business" for additional information regarding our sites and tenant contracts.
Business Fundamentals
The following are certain highlights of our business fundamentals:

•	Potential growth resulting from the increasing demand for wireless data

◦
We expect U.S. wireless carriers will continue their focus on improving network quality and expanding capacity (including through 5G initiatives) by adding additional antennas or other equipment on our sites.

◦
We expect existing and potential new tenant demand for our sites will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, (6) the adoption of other bandwidth-intensive applications (such as cloud services and video communications) and (7) the availability of additional spectrum.

◦	Tenant additions on our existing sites are achieved at a low incremental operating cost, delivering high incremental returns.

▪
Substantially all of our sites can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure (which may include extensions or structural reinforcement).

•	Organizational structure

◦
For U.S. federal income tax purposes, CCIC operates as a REIT and, as its indirect subsidiary, our assets and operations are included in the CCIC REIT. See "Item 1A. Risk Factors" and notes 3 and 9 to our consolidated financial statements.

◦	Our subsidiaries (other than Crown Castle GS III Corp.) were organized specifically to own, lease and manage certain sites, such as towers or other structures, and have no employees.

◦
Management services, including those functions reasonably necessary to maintain, market, operate, manage or administer our sites, are performed by CCUSA. The management fee is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.

•	Site rental revenues under long-term tenant contracts

◦
Initial terms of five to 15 years for site rental revenues derived from tenant contracts, with contractual escalations and multiple renewal periods of five to 10 years each, exercisable at the option of the tenant.

◦	Weighted-average remaining term of approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $4.4 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦
Approximately 90% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless. See "Item 1A. Risk Factors" and note 12 to our consolidated financial statements for a further discussion of our largest customers.

◦	The average number of tenants per site was approximately 2.5.

•	Majority of land interests under our towers under long-term control

◦
More than 80% and more than 50% of our sites are under our control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned, including through fee interests and perpetual easements.

◦
Approximately 22% of our site rental costs of operations represents ground lease payments to our affiliates. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 6 to our consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $451.1 million. See "Item 7. MD&A—Liquidity and Capital Resources."
Current Events
As the novel coronavirus (COVID-19) continues to spread and significantly impact the United States, public and private sector policies and initiatives intended to reduce the transmission of COVID-19 ("Initiatives"), such as the imposition of travel restrictions, mandates from federal, state and local authorities to avoid large gatherings of people, quarantine or "shelter-in-place," the promotion of social distancing and the adoption of work-from-home and online learning by companies and institutions, could impact our operations.  Among other things, COVID-19 and the Initiatives could (1) adversely affect the ability of our suppliers, vendors and the Manager to provide products and services to us, (2) result in decreased demand for our sites, and (3) make it more difficult for us and the Manager to serve our customers, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business.

Due to the speed with which the situation is developing and factors beyond our knowledge or control, including the duration and severity of COVID-19 and the Initiatives as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict the impact of COVID-19 or the Initiatives on our business, financial position, results of operations or cash flows, particularly over the near to medium term, but the impact could be material.
Regulation S-X Considerations
In prior Annual Reports on Form 10-K, CCL has included (i) audited financial statements of certain of CCL’s wholly owned subsidiaries whose securities are pledged as collateral for the 3.849% Secured Notes that were required to be included therein pursuant to Rule 3-16 of Regulation S-X and (ii) certain other information in the notes to our audited consolidated financial statements with respect to CCL’s wholly owned subsidiaries that guarantee the 3.849% Secured Notes pursuant to Rule 3-10 of Regulation S-X.
In March 2020, the SEC adopted amendments to reduce and simplify the financial disclosure requirements for guarantors and issuers of guaranteed registered securities, and affiliates of such issuers whose securities are collateralized. The amendments will be effective January 4, 2021, but voluntary compliance with the amendments in advance of January 4, 2021 is permitted.

As a result of these amendments, starting with this Form 10-K, we will no longer include in our Annual Reports on Form 10-K separate financial statements of certain of CCL’s wholly owned subsidiaries whose securities are pledged as collateral for our 3.849% Secured Notes. Additionally, summary financial information of such subsidiaries that, in certain circumstances, may be required by the amendments described above, is not provided in this Form 10-K because the assets, liabilities and results of operations of the combined guarantors of the 3.849% Secured Notes and CCL affiliates whose securities are pledged as collateral to secure the 3.849% Secured Notes are not materially different than the corresponding amounts presented in CCL's consolidated financial statements. Below is a description of certain material terms of the guarantees of the 3.849% Secured Notes and the pledge of the equity interests of the Guarantors (as defined below) that secures the 3.849% Secured Notes.
The 3.849% Secured Notes were co-issued by CCL and its wholly owned finance subsidiary, Crown Castle GS III Corp. ("Co-Issuer" and, together with CCL, "Issuers"), and are guaranteed by all direct and indirect wholly owned subsidiaries of CCL, other than Co-Issuer (collectively, "Guarantors"). Subject to the provisions of the Secured Notes Indenture, a Guarantor may be released and relieved of its obligations under its guarantee under certain circumstances, including: (1) in the event of any sale or other disposition of all or substantially all of the assets of any Guarantor, by way of merger, consolidation or otherwise to a person that is not (either before or after giving effect to such transaction) CCL or one of its subsidiaries, (2) in the event of any sale or other disposition of all of the capital stock of any Guarantor, to a person that is not (either before or after giving effect to such transaction) CCL or a subsidiary of CCL, (3) upon CCL's exercise of legal defeasance in accordance with the relevant provisions of the Secured Notes Indenture or (4) upon the discharge of the Secured Notes Indenture in accordance with its terms.
CCL is a holding company with no significant operations or material assets other than the direct and indirect equity interests it holds in the Co-Issuer and the Guarantors. CCL conducts all of its business operations through the Guarantors. As a result, its ability to pay principal and interest on the 3.849% Secured Notes is dependent on the cash flow generated by the Guarantors and their ability to make such cash available to CCL by dividend or otherwise. The Guarantors' earnings will depend on their financial and operating performance, which will be affected by general economic, industry, financial, competitive, operating, legislative, regulatory and other factors beyond CCL's control. Any payments of dividends, distributions, loans or advances to CCL by the Guarantors could also be subject to restrictions on dividends under applicable local law in the jurisdictions in which the Guarantors operate. In the event that CCL does not receive distributions from the Guarantors, or to the extent that the earnings from, or other available assets of, the Guarantors are insufficient, CCL may be unable to make payments on the 3.849% Secured Notes. Furthermore, the Co-Issuer has no material assets and conducts no operations. Therefore, the Co-Issuer has no independent ability to service the interest and principal obligations under the 3.849% Secured Notes.
Pursuant to the Secured Notes Indenture, and the terms of a pledge and security agreement related thereto ("Pledge Agreement" and, together with the Secured Notes Indenture, "Notes Documents"), the 3.849% Secured Notes and the related guarantees are secured by perfected, first priority (subject to certain permitted liens set forth in the Secured Notes Indenture) pledges of the equity interests of each of the Guarantors and proceeds thereof. The 3.849% Secured Notes are not secured by any other assets, including any mortgage liens on properties.
Pursuant to the terms of the Notes Documents, the trustee under the Secured Notes Indenture may pursue remedies under the Secured Notes Indenture, or pursue foreclosure proceedings on the collateral, following an event of default under the Secured Notes Indenture. However, unless a principal payment event of default or a bankruptcy event of default under the Secured Notes Indenture has occurred and is continuing or any other event has occurred that resulted in the acceleration of the 3.849% Secured Notes, the pledgors of such equity interests will receive any dividends and distributions on such pledged equity interests free and clear of the lien securing the 3.849% Secured Notes. Because the collateral consists of equity interests, its value is subject to fluctuations based on factors that include, among other things, general economic conditions and the ability to realize on the collateral as part of a going concern and in an orderly fashion to available and willing buyers and not under distressed circumstances. There is no trading market for the pledged equity interests.
Under the terms of the Notes Documents, the Issuers and the Guarantors will be entitled to the release of the collateral from the liens securing the 3.849% Secured Notes under one or more circumstances, including (1) to enable the Issuers or any subsidiary to consummate the disposition of such collateral as described under the asset sale covenant of the Secured Notes Indenture; (2) as permitted under the amendment provisions of the Secured Notes Indenture; or (3) as otherwise provided in the Pledge Agreement. Upon the release of any subsidiary from its guarantee, if any, in accordance with the terms of the Secured Notes Indenture, the lien on any collateral held by such Guarantor and the lien on any pledged equity interests issued by such Guarantor will automatically terminate. In addition, upon the occurrence of (i) payment in full of the 3.849% Secured Notes and any other payment obligations under the Notes Documents, together with accrued and unpaid interest, or (ii) a defeasance or discharge of the Secured Notes Indenture as provided in the Secured Notes Indenture, the liens on all collateral created under the Pledge Agreement will terminate.
The foregoing description of the Notes Documents is qualified in its entirety by the terms of the Secured Notes Indenture and the Pledge Agreement, which are included as Exhibit 4.1 and Exhibit 4.2, respectively, to this Form 10-K.

Consolidated Results of Operations
The following discussion of our results of operations should be read in conjunction with the "Explanatory Note" immediately preceding Item 1 of this Annual Report on Form 10-K, "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements, including note 2 to our consolidated financial statements. Amounts for the year ended December 31, 2018 and 2017, and any discussion relating to those amounts, give effect to the impact of the Historical Adjustments as described in the "Explanatory Note."
The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 3 to our consolidated financial statements.
Comparison of Consolidated Results of Operations
The following is a comparison of our 2019, 2018 and 2017 consolidated results of operations:

	Years Ended December 31,			Percent Change
(In thousands of dollars)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
		(As Restated)(d)
Site rental revenues:
Revenues from tenant contracts	$678,150	$659,490	$616,897	3%	7%
Amortization of tower installations and modifications(a)	52,341	43,491	38,435	20%	13%
Total site rental revenues	730,491	702,981	655,332	4%	7%

Operating expenses:
Costs of operations(b)(c)	195,900	190,729	186,419	3%	2%
Management fee(c)	49,837	48,520	46,946	3%	3%
Asset write-down charges	1,050	593	181	*	*
Depreciation, amortization and accretion	207,396	207,528	207,764	—%	—%
Total operating expenses	454,183	447,370	441,310	2%	1%
Operating income (loss)	276,308	255,611	214,022	8%	19%
Interest expense and amortization of deferred financing costs(c)	(39,874)	(39,874)	(39,874)	—%	—%
Other income (expense)	669	196	287	*	*
Income (loss) before income taxes	237,103	215,933	174,435	*	*
Benefit (provision) for income taxes	(426)	(416)	614	*	*
Net income (loss)	$236,677	$215,517	$175,049	*	*
____________________

*	Percentage is not meaningful.

(a)
Represents the amortization of deferred revenues recorded in connection with the CCIC transactions described in the "Explanatory Note" that result in permanent improvements to our towers. We receive no cash from, and are not party to, such CCIC transactions.

(b)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

(c)	Inclusive of related party transactions.

(d)	See "Explanatory Note" and note 2 to our consolidated financial statements for further information regarding the restatement.
Years Ended December 31, 2019 and 2018
Site rental revenues for 2019 increased by approximately $27.5 million, or 4%, from 2018. Site rental revenues were impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity. See also "Item 7. MD&A—General Overview."
Operating income for 2019 increased by approximately $20.7 million, or 8%, from 2018. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in costs of operations and the management fee.
Interest expense and amortization of deferred financing costs remained unchanged from 2018 to 2019.
Benefit (provision) for income taxes was a provision of $0.4 million for both 2019 and 2018. The effective tax rates for 2019 and 2018 differ from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. See "Item 1A. —Risk Factors" and notes 3 and 9 to our consolidated financial statements.

Net income for 2019 was approximately $236.7 million, compared to net income of approximately $215.5 million for 2018. The increase in net income was predominately due to the aforementioned increase in site rental revenues.
Years Ended December 31, 2018 and 2017
Site rental revenues for 2018 increased by approximately $47.6 million, or 7%, from 2017. Site rental revenues were impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity. See also "Item 7. MD&A—General Overview."
Operating income for 2018 increased by $41.6 million, or 19%, from 2017. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in cost operations and the management fee.
Interest expense and amortization of deferred financing costs remained unchanged from 2017 to 2018.
Benefit (provision) for income taxes for 2018 was a provision $0.4 million compared to a benefit of $0.6 million for 2017. The effective tax rates for 2018 and 2017 differs from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. See "Item 1A. —Risk Factors" and notes 3 and 9 to our consolidated financial statements.
Net income for 2018 was approximately $215.5 million, compared to net income of approximately $175.0 million for 2017. The increase in net income was predominately due to the aforementioned increase in site rental revenues.
Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term tenant contracts (see "Item 1. Business—Overview" and "Item 7. MD&A—General Overview—Overview") from the largest U.S. wireless carriers. Historically, our net cash provided by operating activities has exceeded our capital expenditures. For the foreseeable future, we expect to generate net cash provided by operating activities (exclusive of movements in working capital) that exceeds our capital expenditures. We seek to allocate the net cash generated from our business in a manner that we believe drives value for our member.
From a cash management perspective, we currently distribute cash on hand above amounts required pursuant to the Management Agreement to our member. If any future event would occur that would leave us with a deficiency in our operating cash flow, while not required, CCIC may contribute cash back to us.
CCIC operates as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are included in the CCIC REIT. We expect to continue to pay minimal cash income taxes as a result of CCIC's REIT status and NOLs. "Item 1A. Risk Factors" and notes 3 and 9 to our consolidated financial statements.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2019:

(In thousands of dollars)	December 31, 2019
Cash and cash equivalents	20,407
Debt	$995,431
Total equity	2,096,954
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no scheduled contractual debt maturities.
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

See note 6 to our consolidated financial statements for additional information regarding our debt.
Summary Cash Flows Information

	Years Ended December 31,
	2019	2018	2017
(In thousands of dollars)		(As Restated)
Net cash provided by (used for):
Operating activities	$451,069	$426,841	$394,567
Investing activities	(86,610)	(70,929)	(48,312)
Financing activities	(362,759)	(367,976)	(335,034)
Net increase (decrease) in cash and cash equivalents	$1,700	$(12,064)	$11,221
Operating Activities
The increase in net cash provided by operating activities for 2019 of $24.2 million, or 6%, from 2018 was primarily due to growth in cash revenues, including cash escalations that are subject to straight-line accounting. The increase in net cash provided by operating activities from 2017 to 2018 was primarily due to growth in cash revenues, including cash escalations that are subject to straight-line accounting. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.
Investing Activities
Capital Expenditures
Our capital expenditures are recorded as a result of certain CCIC transactions that result in permanent improvements to our towers. CCL is not a party to such transactions, and does not make cash payments in connection with such transactions. Such capital expenditures include the following:

•
Discretionary capital expenditures primarily consist of expansion or development of sites (including capital expenditures related to (1) enhancing sites in order to add new tenants for the first time or support subsequent tenant equipment augmentations, or (2) modifying the structure of a site asset to accommodate additional tenants). Discretionary capital expenditures also include purchases of land interests (which primarily relates to land assets under towers as CCIC seeks to manage its interests in the land beneath its towers), certain technology-related investments necessary to support and scale future tenant demand for our sites, and other capital projects, The expansion or development of existing sites to accommodate new leasing typically varies based on, among other factors: (1) the type of site, (2) the scope, volume, and mix of work performed on the site, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Our decisions regarding discretionary capital expenditures are influenced by (1) sufficient potential to enhance CCIC's long-term stockholder value, (2) CCIC's availability and cost of capital and (3) CCIC's expected returns on alternative uses of cash, such as payments of dividends and investments.

•	Sustaining capital expenditures consist of maintenance capital expenditures on our sites that enable our tenants' ongoing quiet enjoyment of the site.
A summary of our capital expenditures for the last three years is as follows:

	Years Ended December 31,
(In thousands of dollars)	2019	2018	2017
		(As Restated)
Discretionary(a)	79,039	63,369	38,812
Sustaining	7,571	7,560	9,500
Total	86,610	70,929	48,312
____________________

(a)
Includes capital expenditures recorded as a result of certain CCIC transactions that result in permanent improvements to our towers. We are not a party to such transactions, and do not make cash payments in connection with such transactions.

Capital expenditures increased by approximately $15.7 million from 2018 to 2019 predominately due to a higher volume of improvements performed on existing sites.

Financing Activities
The net cash flows used for financing activities during the years ended December 31, 2019 and 2018 were impacted by our continued practice of distributing excess cash to our member. See note 7 to our consolidated financial statements.
Contractual Cash Obligations
The following table summarizes our contractual cash obligations as of December 31, 2019. These contractual cash obligations relate primarily to our 3.849% Secured Notes and lease obligations for land interests under our towers.

(In thousands of dollars)	Years Ending December 31,
Contractual Obligations(a)	2020	2021	2022	2023	2024	Thereafter	Totals
Debt	$—	$—	$—	$1,000,000	$—	$—	$1,000,000
Interest payments on debt	38,490	38,490	38,490	19,245	—	—	134,715
Lease obligations(b)	107,579	107,746	107,486	106,990	106,000	1,185,872	1,721,673
Total contractual obligations	$146,069	$146,236	$145,976	$1,126,235	$106,000	$1,185,872	$2,856,388

(a)	The following items are in addition to the obligations disclosed in the above table:

•
We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove sites or remediate the land upon which our site resides. The cash obligations disclosed in the above table, as of December 31, 2019, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $82.6 million. As of December 31, 2019, the net present value of these asset retirement obligations was approximately $11.4 million. See note 10 to our consolidated financial statements.

•	We are contractually obligated to pay or reimburse others for property taxes related to our sites.

•
CCIC has the option to purchase approximately 68% of our sites that are leased or subleased or operated and managed under Sprint Master Leases at the end of their contract term. CCIC has no obligation to exercise the purchase option. See note 1 to our consolidated financial statements.

•	We have legal obligations for open purchase order commitments obtained in the ordinary course of business that have not yet been fulfilled.

(b)
Amounts relate primarily to lease obligations for the land interests on which our towers reside and are based on the assumption that payments will be made for certain renewal periods exercisable at our option that are reasonably certain to be exercised and excludes our contingent payments for operating leases (such as payments based on revenues derived from sites located on the leased asset) as such arrangements are excluded from our operating lease liability. See note 11 to our consolidated financial statements for a further discussion of our operating lease obligations.

Debt Restrictions
The Secured Notes Indenture does not contain financial maintenance covenants but it does contain restrictive covenants, subject to certain exceptions, related to our ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, we may not issue debt other than (1) certain permitted refinancings of the 3.849% Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million or (3) unsecured debt or additional notes under the Secured Notes Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Secured Notes Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2019, our Debt to Adjusted Consolidated Cash Flow Ratio was 2.3 to 1, and, as a result, we are currently not restricted in our ability to incur additional indebtedness. For purposes of restrictions related to our Secured Notes Indenture, relevant debt calculations (such as our Debt to Adjusted Consolidated Cash Flow Ratio) are calculated in accordance with GAAP that was in effect as of December 2012, and, as such, exclude the impact of our lease liability recorded as a result of our new lease standard adoption on January 1, 2019. Further, we are not restricted in our ability to distribute cash to affiliates or issue dividends to our member.
Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The critical accounting policies and estimates for 2019 are not intended to be a comprehensive list of our accounting policies and estimates. See note 3 to our consolidated financial statements for a summary of our significant accounting policies, including information related to our adoption of the new lease accounting guidance (commonly referred to as "ACS 842" or "new lease standard" on January 1, 2019.

Lease Accounting - Lessee. Our lessee arrangements primarily consist of ground leases for land under our towers. Ground leases for land are specific to each site and are generally for an initial term of five to 10 years and are renewable (and cancelable after a notice period) at our option. We also enter into term easements and ground leases in which we prepay the entire term. The majority of our lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options exercisable at our option. We include certain renewal option periods in the lease term when we determine that the options are reasonably certain to be exercised.
Operating lease expense is recognized on a ratable basis, regardless of whether the payment terms require us to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of our ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index ("CPI")). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. We calculate the straight-line expense over the contract's estimated lease term, including any renewal option periods that we deem reasonably certain to be exercised.
In conjunction with the adoption of ASC 842, we recognized a right-of-use ("ROU") asset and lease liability for each of our operating leases. ROU assets represent our right to use an underlying asset for the estimated lease term, and lease liabilities represent the present value of our future lease payments. In assessing our leases and determining our lease liability at lease commencement or upon modification, we are not able to readily determine the rate implicit for our lessee arrangements and thus use CCIC's incremental borrowing rate on a collateralized basis to determine the present value of our lease payments. Our ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs.
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
Revenue Recognition. Our revenue consists of site rental revenues, which includes both revenue from tenant contracts and amortization of tower installations and modifications. Site rental revenues are recognized on a ratable basis over the fixed, non-cancelable term of the relevant tenant contract generally ranging from five to 15 years, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of our tenant contracts contain (1) fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to CPI), (2) multiple renewal periods exercisable at the tenant's option, and (3) only limited termination rights at the applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the tenant contract. When calculating our straight-line rental revenues, we consider all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element (such as an escalator tied to an inflation-based index) in addition to a minimum. Since we recognize revenue on a straight-line basis, a portion of the site rental revenues in a given period represents cash collected or contractually collectible in other periods. Our assets related to straight-line site rental revenues are included in "Deferred site rental receivables." Amounts billed or received prior to being earned, are deferred and reflected in "Deferred revenues" and "Other long-term liabilities."
In addition to our revenue from tenant contracts, amounts under CCIC tower installation services and modifications agreements that represent a lease component to the Company are recognized as amortization of tower installations and modifications on a ratable basis over the length of the associated estimated lease term. We are not parties to such transactions. See "Explanatory Note" and note 2 to our consolidated financial statements for further information regarding the impact of the Restatement Adjustments.
See note 3 to our consolidated financial statements.
Accounting for Long-Lived Assets — Valuation. As of December 31, 2019, our largest assets were our intangible assets, including goodwill and site rental contracts and tenant relationships (approximately $1.3 billion and $676 million in net book value, respectively, resulting predominately from the merger of Global Signal Inc. with and into a subsidiary of CCIC in 2007), followed by our $1.0 billion in net book value of property and equipment, which predominately consists of sites. Nearly all of our identifiable intangibles relate to the site rental contracts and tenant relationships intangible assets. See notes 3 and 5 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and tenant relationships intangible assets.
For our business combinations, we allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition. Any purchase price in excess of the net fair value of the assets acquired and liabilities assumed is allocated to goodwill. The fair value of the vast majority of our assets and liabilities is determined by using either:

(1)	estimates of replacement costs (for tangible fixed assets such as sites), or

(2)
discounted cash flow valuation methods (for estimating identifiable intangibles such as site rental contracts and tenant relationships or operating lease right-of-use assets and lease liabilities acquired).

The purchase price allocation requires subjective estimates that, if incorrectly estimated, could be material to our consolidated financial statements, including the amount of depreciation, amortization and accretion expense. The most important estimates for measurement of tangible fixed assets are: (1) the cost to replace the asset with a new asset and (2) the economic useful life after giving effect to age, quality and condition. The most important estimates for measurement of intangible assets are (1) discount rates and (2) timing, length and amount of cash flows including estimates regarding tenant renewals and cancellations. The most important estimates for measurement of operating lease ROU assets and lease liabilities acquired are (1) present value of our future lease payments, including whether renewals or extensions should be measured, and (2) favorability or unfavorability to the current market terms.
We record the fair value of obligations to perform certain asset retirement activities, including requirements, pursuant to our ground contracts or easements, to remove sites or remediate the land upon which certain of our sites reside. In determining the fair value of these asset retirement obligations, we must make several subjective and highly judgmental estimates such as those related to: (1) timing of cash flows, (2) future costs, (3) discount rates and (4) the probability of enforcement to remove the towers or remediate the land. See note 3 to our consolidated financial statements.
Accounting for Long-Lived Assets — Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our sites, which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the lease (including optional renewals) for the land interests under the towers.
The useful life of our intangible assets is estimated based on the period over which the intangible asset is expected to benefit us and gives consideration to the expected useful life of other assets to which the useful life may relate. We review the expected useful lives of our intangible assets on an ongoing basis and adjust if necessary. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and tenant relationships intangible assets is limited by the maximum depreciable life of the site (20 years), as a result of the interdependency of the sites and site rental contracts and tenant relationships. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of renewals experienced to date. Thus, while site rental contracts and tenant relationships are valued based upon the fair value of the site rental contracts and tenant relationships which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts are amortized over a period not to exceed 20 years as a result of the useful life being limited by the depreciable life of the sites.
Accounting for Long-Lived Assets — Impairment Evaluation. We review the carrying values of property and equipment, intangible assets or other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We utilize the following dual grouping policy for purposes of determining the unit of account for testing impairment of the site rental contracts and tenant relationships:

(1)	we pool site rental contracts and tenant relationships intangible assets and property and equipment into portfolio groups; and

(2)	we separately pool site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate.
We first pool site rental contracts and tenant relationships intangible assets and property and equipment into portfolio groups for purposes of determining the unit of account for impairment testing, because we view sites as portfolios and sites in a given portfolio and its related tenant contracts are not largely independent of the other sites in the portfolio. We re-evaluate the appropriateness of the pooled groups at least annually. This use of grouping is based in part on (1) our limitations regarding disposal of sites, (2) the interdependencies of site portfolios and (3) the manner in which sites are traded in the marketplace. The vast majority of our site rental contracts and tenant relationships intangible assets and property and equipment are pooled into the U.S. owned site group. Secondly, and separately, we pool site rental contracts and tenant relationships by significant tenant or by tenant grouping for individually insignificant tenants, as appropriate, for purposes of determining the unit of account for impairment testing because we associate the value ascribed to site rental contracts and tenant relationships intangible assets to the underlying contracts and related tenant relationships acquired.

Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our sites or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our sites or (2) our ability to derive benefit from our existing tenant relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant tenant. During 2019, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
If the sum of the estimated future cash flows (undiscounted) from an asset, or portfolio group, significant tenant or tenant group (for individually insignificant tenants), as applicable, is less than its carrying amount, an impairment loss may be recognized. If the carrying value were to exceed the undiscounted cash flows, measurement of an impairment loss would be based on the fair value of the asset, which is based on an estimate of discounted future cash flows. The most important estimates for such calculations of undiscounted cash flows are (1) the expected additions of new tenants and equipment on our sites and (2) estimates regarding tenant cancellations and renewals of contracts. We could record impairments in the future if changes in long-term market conditions, expected future operating results, or the utility of the assets results in changes for our impairment test calculations, which negatively impact the fair value of our property and equipment and intangible assets, or if we changed our unit of account in the future.
Approximately 3% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the demographics and continuing increase in demand for data in the areas around these individual towers. We estimate, based on current visibility, potential tenants on approximately half of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual asset and all other possible avenues for recovering the carrying value have been exhausted, including sale of the asset, we appropriately reduce the carrying value of such assets to fair value.
Accounting for Goodwill — Impairment Evaluation. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, we would be required to perform the two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. We have one reporting unit for goodwill impairment testing. We performed our most recent annual goodwill impairment test as of October 1, 2019, which resulted in no impairments.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 3 to our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 3 to our consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, which may adversely affect our results of operations and financial position, including as a result of refinancing our existing debt or issuing incremental debt. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. Currently, all of our debt is fixed rate. See "Item 7. MD&A—Contractual Cash Obligations" and note 6 to our consolidated financial statements for a discussion of our debt maturity.
As of December 31, 2019, we have no interest rate swaps hedging any refinancings. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

Item 8.    Financial Statements and Supplementary Data
CC Holdings GS V LLC
Index to Consolidated Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
CC Holdings GS V LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CC Holdings GS V LLC and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of changes in member's equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) for each of the three years in the period ended December 31, 2019 appearing after Item 16 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2018 and 2017 financial statements to correct errors.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on January 1, 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
April 9, 2020

We have served as the Company's auditor since 2011.

CC HOLDINGS GS V LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2019	2018
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$20,407	$18,707
Receivables, net of allowance of $1,631 and $1,601, respectively	3,620	4,327
Prepaid expenses(a)	29,643	23,155
Deferred site rental receivables	12,714	26,460
Other current assets	564	554
Total current assets	66,948	73,203
Deferred site rental receivables	354,075	343,740
Property and equipment, net	1,010,367	1,010,451
Operating lease right-of-use assets(a)	1,150,476	—
Goodwill	1,338,730	1,338,730
Site rental contracts and tenant relationships, net	676,398	789,974
Other intangible assets, net(a)	2,558	18,353
Long-term prepaid rent and other assets, net(a)	1,905	39,669
Total assets	$4,601,457	$3,614,120

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,652	$1,933
Accrued interest	8,126	8,126
Deferred revenues	70,217	59,766
Other accrued liabilities(a)	6,146	8,866
Current portion of operating lease liabilities - third parties(a)	37,164	—
Current portion of operating lease liabilities - related parties(a)	20,417	—
Total current liabilities	144,722	78,691
Debt	995,431	994,047
Operating lease liabilities - third parties(a)	845,960	—
Operating lease liabilities - related parties(a)	314,920	—
Deferred ground lease payable(a)	—	112,832
Other long-term liabilities(a)	203,470	209,352
Total liabilities	2,504,503	1,394,922
Commitments and contingencies (note 10)
Member's equity:
Member's equity	2,096,954	2,219,198
Accumulated earnings (deficit)	—	—
Total member's equity	2,096,954	2,219,198
Total liabilities and equity	$4,601,457	$3,614,120

(a)	See "Recently Adopted Accounting Pronouncements" in note 3 to the consolidated financial statements for a discussion of the recently adopted lease standard.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2019	2018	2017
		(As Restated)
Site rental revenues:
Revenues from tenant contracts	678,150	659,490	616,897
Amortization of tower installations and modifications(a)	52,341	43,491	38,435
Total site rental revenues	730,491	702,981	655,332

Operating expenses:
Site rental costs of operations—third parties(b)	152,619	149,748	149,764
Site rental costs of operations—related parties(b)	43,281	40,981	36,655
Site rental costs of operations—total(b)	195,900	190,729	186,419
Management fee—related party	49,837	48,520	46,946
Asset write-down charges	1,050	593	181
Depreciation, amortization and accretion	207,396	207,528	207,764
Total operating expenses	454,183	447,370	441,310
Operating income (loss)	276,308	255,611	214,022
Interest expense and amortization of deferred financing costs	(39,874)	(39,874)	(39,874)
Other income (expense)	669	196	287
Income (loss) before income taxes	237,103	215,933	174,435
Benefit (provision) for income taxes	(426)	(416)	614
Net income (loss)	236,677	215,517	175,049

(a)
Represents the amortization of deferred revenues recorded in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions

(b)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2019	2018	2017
		(As Restated)
Cash flows from operating activities(a):
Net income (loss)	$236,677	$215,517	$175,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	207,396	207,528	207,764
Amortization of deferred financing costs	1,384	1,384	1,384
Asset write-down charges	1,050	593	181
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(3,102)	(81)	(1,110)
Increase (decrease) in other liabilities	18,780	15,648	779
Decrease (increase) in receivables	1,887	(1,745)	946
Decrease (increase) in other assets	(13,003)	(12,003)	9,574
Net cash provided by (used for) operating activities	451,069	426,841	394,567
Cash flows from investing activities(a):
Capital expenditures	(86,610)	(70,929)	(48,312)
Net cash provided by (used for) investing activities	(86,610)	(70,929)	(48,312)
Cash flows from financing activities(a):
Distributions to member	(362,759)	(367,976)	(335,034)
Net cash provided by (used for) financing activities	(362,759)	(367,976)	(335,034)
Net increase (decrease) in cash and cash equivalents	1,700	(12,064)	11,221
Cash and cash equivalents at beginning of year	18,707	30,771	19,550
Cash and cash equivalents at end of year	$20,407	$18,707	$30,771

(a)
The Company receives no cash from, and is not party to, the CCIC transactions described in note 2. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and as such, the amounts have been recorded as fixed assets (in the form of permanent improvements) and deferred revenues.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2016 (as restated)	$2,531,642	$—	$2,531,642
Distributions to member (note 7) (as restated)(a)	(159,985)	(175,049)	(335,034)
Net income (loss) (as restated)	—	175,049	175,049
Balance, December 31, 2017 (as restated)	$2,371,657	$—	$2,371,657
Distributions to member (note 7) (as restated)(a)	(152,459)	(215,517)	(367,976)
Net income (loss) (as restated)	—	215,517	215,517
Balance, December 31, 2018 (as restated)	$2,219,198	$—	$2,219,198
Other contribution from parent (note 7)	3,838	—	3,838
Distributions to member (note 7)(a)	(126,082)	(236,677)	(362,759)
Net income (loss)	—	236,677	236,677
Balance, December 31, 2019	$2,096,954	$—	$2,096,954

(a)	The Company receives no cash from, and is not party to, the CCIC transactions described in note 2.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.	Basis of Presentation
The consolidated financial statements include the accounts of CC Holdings GS V LLC ("CCL") and its consolidated wholly owned subsidiaries (collectively, "Company"). The Company is a wholly owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC" or "Crown Castle"). CCL is a Delaware limited liability company ("LLC") that is a holding company and an issuer of the Company's debt. All significant intercompany balances and transactions have been eliminated in consolidation. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive.
The Company is organized specifically to own, lease and manage approximately 7,600 towers and other structures, such as rooftops, geographically dispersed throughout the U.S. (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "sites") that are geographically dispersed across the United States ("U.S"). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "tenant contracts"). The Company's customers on its sites are referred to herein as "tenants." Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement (as defined in note 6), as the Company has no employees.
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
For U.S. federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See notes 3 and 9.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Restatement of Previously Issued Consolidated Financial Statements
In connection with the filing of its Form 10-K, CCIC corrected certain historical errors related to the timing of revenue recognition for its tower installation services. Specifically, CCIC determined that its historical practice of recognizing the full transaction price as service revenues upon completion of an installation was not acceptable under GAAP. Instead, a portion of the transaction price for CCIC's tower installation services, specifically the amounts associated with permanent improvements recorded as fixed assets, represents a lease component for GAAP purposes and should be recognized by CCIC as site rental revenues on a ratable basis over the associated estimated lease term.
CCIC, through its wholly owned subsidiary, offers certain installation and other construction-related services to tenants on the towers owned by CCIC's subsidiaries (including to tenants on the Company's towers). That business is separate from the operations of the Company, and the Company (1) is not party to such transactions and (2) does not receive any cash associated with such transactions. However, when CCIC is engaged by, and performs an installation or other activity for, a tenant that is locating or located on the Company's towers, and such transaction results in (1) enhancing a tower in connection with a new tenant installing equipment on the tower for the first time or as part of subsequent equipment augmentations or (2) modifying the structure of a tower to accommodate the additional tenant,the Company records any permanent improvement that is made on its tower site as a fixed asset. Historically, in connection with recording such permanent improvements as fixed assets on its financial statements, the Company would also record a corresponding amount as a capital contribution from CCIC.
The Company has determined that, despite the Company not receiving any cash, an amount equal to the lease component as a result of such installation and other construction-related services should be recorded on the consolidated financial statements as deferred revenue, and then amortized as revenues on a ratable basis over the length of the tenants’ associated estimated lease term.
Due to this determination, the Company has restated its financial statements for the years ended December 31, 2018 and 2017, including each of the unaudited condensed consolidated financial statements for the quarterly and year-to-date periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

In addition to the determination discussed above, the Company has also determined that errors existed related to its accounting for obligations to perform asset retirement activities pursuant to its ground lease and easement agreements. Specifically, the Company should not have recorded asset retirement obligations for its Sprint Sites, as the associated estimated retirement would occur beyond the period for which the Company has a contract term to these sites. The correction of the errors related to the Company's accounting for obligations to perform asset retirement activities resulted in (1) decreases to "Property and equipment, net" and "Other long-term liabilities" of $4.6 million and $22.6 million, respectively, and a corresponding net increase to "Member's equity" of $18.0 million on the Company's consolidated balance sheet as of December 31, 2018, and (2) a decrease to "Depreciation, amortization, and accretion" on the Company's consolidated statement of operations of $2.4 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively.
The restatement also affects periods prior to 2017, the cumulative effect of which is reflected as an adjustment to opening "Member's equity" as of January 1, 2017. The adjustments to correct the historical errors described above are referred to herein as the "Restatement Adjustments." In addition to the Restatement Adjustments, the Company has also made other adjustments to the financial statements referenced above to correct errors that were not material to its consolidated financial statements. Such immaterial adjustments are related to a revision in the presentation of certain tower installation activities from a gross basis to a net basis, including the associated removal of certain amounts historically categorized as capital expenditures. Collectively, the Company refers to the Restatement Adjustments and other adjustments as "Historical Adjustments."
The following tables summarize the effects of the Historical Adjustments on the Company’s restated consolidated balance sheet as of December 31, 2018 and its restated consolidated statement of operations, restated consolidated statement of cash flows and restated consolidated statement of changes in member's equity for the years ended December 31, 2018 and 2017. In addition to the restatement of the financial statements, certain historical information within the notes to the consolidated financial statements has been restated to reflect the correction of the Historical Adjustments.
The Restatement Adjustments in the tables below reflect the impact of (1) allocating an amount equal to the lease component as a result of such installation and other construction-related services on the consolidated financial statements as deferred revenue, and then amortizing those amounts as amortization of tower installations and modifications on a ratable basis over the length of the tenants’ associated estimated lease term and (2) correcting errors related to the Company's accounting for obligations to perform asset retirement activities.
Consolidated Balance Sheet

	December 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$1,017,767	$(4,584)	$(2,732)	$1,010,451
Total assets	3,621,436	(4,584)	(2,732)	3,614,120

LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues(a)	12,533	47,233	—	59,766
Total current liabilities	31,458	47,233	—	78,691
Other long-term liabilities(a)	50,108	159,244	—	209,352
Total liabilities	1,188,445	206,477	—	1,394,922
Member's equity:
Member's equity	2,432,991	(211,061)	(2,732)	2,219,198
Total member's equity	2,432,991	(211,061)	(2,732)	2,219,198
Total liabilities and equity	$3,621,436	$(4,584)	$(2,732)	$3,614,120

(a)
Reflects the recording of deferred revenues in connection with the CCIC transactions that result in permanent improvements to the Company's towers described above. The Company receives no cash from, and is not party to, such transactions.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

Consolidated Statement of Operations

	Year Ended December 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$659,490	$—	$—	$659,490
Amortization of tower installations and modifications(a)	—	43,491	—	43,491
Total site rental revenues	659,490	43,491	—	702,981
Operating expenses:
Depreciation, amortization and accretion	210,072	(2,367)	$(177)	207,528
Total operating expenses	449,914	(2,367)	(177)	447,370
Operating income (loss)	209,576	45,858	177	255,611
Income (loss) before income taxes	169,898	45,858	177	215,933
Net income (loss)	$169,482	$45,858	$177	$215,517

	Year Ended December 31, 2017
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$616,897	$—	$—	$616,897
Amortization of tower installations and modifications(a)	—	38,435	—	38,435
Total site rental revenues	616,897	38,435	—	655,332
Operating expenses:
Depreciation, amortization and accretion	210,607	(2,710)	(133)	207,764
Total operating expenses	444,153	(2,710)	(133)	441,310
Operating income (loss)	172,744	41,145	133	214,022
Income (loss) before income taxes	133,157	41,145	133	174,435
Net income (loss)	$133,771	$41,145	$133	$175,049

(a)
Represents the amortization of deferred revenues recorded in connection with the CCIC transactions that result in permanent improvements to the Company's towers described above. The Company receives no cash from, and is not party to, such transactions

Consolidated Statement of Cash Flows

	Year Ended December 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities(a):
Net income (loss)	$169,482	$45,858	$177	$215,517
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	210,072	(2,367)	(177)	207,528
Increase (decrease) in other liabilities	4,346	11,302	—	15,648
Net cash provided by (used for) operating activities	372,048	54,793	—	426,841
Cash flows from investing activities(a):
Capital expenditures	(71,150)	—	221	(70,929)
Net cash provided by (used for) investing activities	(71,150)	—	221	(70,929)
Cash flows from financing activities(a):
Distributions to member	(312,962)	(54,793)	(221)	(367,976)
Net cash provided by (used for) financing activities	(312,962)	(54,793)	(221)	(367,976)
Net increase (decrease) in cash and cash equivalents	(12,064)	—	—	(12,064)
Cash and cash equivalents at beginning of year	30,771	—	—	30,771
Cash and cash equivalents at end of year	$18,707	$—	$—	$18,707

(a)
The Company receives no cash from, and is not party to, the CCIC transactions described above. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and as such, the amounts have been recorded as fixed assets (in the form of permanent improvements) and deferred revenues.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	Year Ended December 31, 2017
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities(a):
Net income (loss)	$133,771	$41,145	$133	$175,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	210,607	(2,710)	(133)	207,764
Increase (decrease) in other liabilities	1,964	(1,185)	—	779
Net cash provided by (used for) operating activities	357,317	37,250	—	394,567
Cash flows from investing activities(a):
Capital expenditures	(49,551)	—	1,239	(48,312)
Net cash provided by (used for) investing activities	(49,551)	—	1,239	(48,312)
Cash flows from financing activities(a):
Distributions to member	(296,545)	(37,250)	(1,239)	(335,034)
Net cash provided by (used for) financing activities	(296,545)	(37,250)	(1,239)	(335,034)
Net increase (decrease) in cash and cash equivalents	11,221	—	—	11,221
Cash and cash equivalents at beginning of year	19,550	—	—	19,550
Cash and cash equivalents at end of year	$30,771	$—	$—	$30,771

(a)
The Company receives no cash from, and is not party to, the CCIC transactions described above. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and as such, the amounts have been recorded as fixed assets (in the form of permanent improvements) and deferred revenues.

Consolidated Statement of Changes in Member's Equity

	December 31, 2016
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Member's equity	$2,739,245	$(206,021)	$(1,582)	$2,531,642
Total member's equity	$2,739,245	$(206,021)	$(1,582)	$2,531,642

	December 31, 2017
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Member's equity	$2,576,471	$(202,126)	$(2,688)	$2,371,657
Total member's equity	$2,576,471	$(202,126)	$(2,688)	$2,371,657

	December 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Member's equity	$2,432,991	$(211,061)	$(2,732)	$2,219,198
Total member's equity	$2,432,991	$(211,061)	$(2,732)	$2,219,198

3.	Summary of Significant Accounting Policies
The following is a discussion of the Company's significant accounting policies in effect for the year ended December 31, 2019.
Receivables Allowance
An allowance for doubtful accounts is recorded as an offset to accounts receivable. The Company uses judgment in estimating this allowance and considers historical collections, current credit status or contractual provisions. Additions to the allowance for doubtful accounts are charged to "Site rental costs of operations," and deductions from the allowance are recorded when specific accounts receivable are written off as uncollectible.
Lease Accounting
Effective January 1, 2019, the Company adopted new guidance on the recognition, measurement, presentation and disclosure of leases (commonly referred to as "ASC 842" or the "new lease standard").

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

The new lease standard requires lessees to recognize a right-of-use ("ROU") asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remained largely unchanged from previous guidance. See "Recently Adopted Accounting Pronouncements" for additional information regarding the adoption of the new lease standard.
General. The Company evaluates whether a contract meets the definition of a lease whenever a contract grants a party the right to control the use of an identified asset for a period of time in exchange for consideration. To the extent the identified asset is able to be shared among multiple parties, the Company has determined that one party does not have control of the identified asset and the contract is not considered a lease.
Lessee. The Company's lessee arrangements primarily consist of ground leases for land under towers. Ground leases for land are specific to each site, generally contain an initial term of five to 10 years and are renewable (and cancelable after a notice period) at the Company's option. The Company also enters into term easements and ground leases in which it prepays the entire term.
The majority of the Company's lease agreements have certain termination rights that provide for cancellation after a notice period and multiple renewal options exercisable at the Company's option. The Company includes renewal option periods in its calculation of the estimated lease term when it determines the options are reasonably certain to be exercised. When such renewal options are deemed to be reasonably certain, the estimated lease term determined under ASC 842 will be greater than the non-cancelable term of the contractual arrangement. Although certain renewal periods are included in the estimated lease term, the Company would have the ability to terminate or elect to not renew a particular lease if business conditions warrant such a decision.
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
ROU assets associated with operating leases are included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. "Current portion of operating lease liabilities—third parties," "Current portion of operating lease liabilities—related parties," "Operating lease liabilities—third parties" and "Operating lease liabilities—related parties" on the Company's condensed consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the estimated lease term and lease liabilities represent the Company's present value of its future lease payments.
In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company was not able to readily determine the rate implicit for its lessee arrangements, and thus has used its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company's ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs.
Operating lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in consumer price index ("CPI")). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company calculates the straight-line expense over the tenant contract's estimated lease term, including any renewal option periods that the Company deems reasonably certain to be exercised.
Lease agreements may also contain provisions for a contingent payment based on (1) the revenues derived from the sites located on the leased asset, (2) the change in CPI or (3) the usage of the leased asset. The Company's contingent payments are considered variable lease payments and are (1) not included in the initial measurement of the ROU asset or lease liability due to the uncertainty of the payment amount and (2) recorded as expense in the period such contingencies are resolved.
ROU assets associated with finance leases are included in "Property and equipment, net" on the Company's consolidated balance sheet. If applicable, the Company measures the lease liability for finance leases using the effective interest method. The initial lease liability is increased to reflect interest on the liability and decreased to reflect payments made during the period. Interest on the lease liability is determined each period during the lease term as the amount that results in a constant periodic discount rate on the remaining balance of the liability. The Company measures ROU assets for finance leases on a ratable basis over the applicable lease term.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

The Company reviews the carrying value of its ROU assets for impairment, similar to its other long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company could record impairments in the future if there are changes in (1) long-term market conditions, (2) expected future operating results or (3) the utility of the assets that negatively impact the fair value of its ROU assets.
Lessor. The Company's lessor arrangements primarily include tenant contracts for dedicated space on its shared sites. The Company classifies its leases at inception as operating, direct financing or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.
Site rental revenues from the Company’s lessor arrangements are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of a tenant contract. Certain of the Company's tenant contracts contain fixed escalation clauses (such as fixed-dollar or fixed-percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the rental revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line site rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions.
In addition to the Company's revenue from tenant contracts, amounts under CCIC tower installation services and modifications agreements that represent a lease component to the Company are recognized as amortization of tower installations and modifications on a ratable basis over the length of the associated estimated lease term. See note 2 to the consolidated financial statements for further information regarding the impact of the Restatement Adjustments.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Property and equipment includes land owned in fee and perpetual easements for land, which have no definite life. When the Company purchases fee ownership or perpetual easements for the land previously subject to ground lease, the Company reduces the value recorded as land by the amount of any associated deferred ground lease payable or unamortized above-market leases. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Depreciation of sites is generally computed with a useful life equal to the shorter of 20 years or the term of the underlying ground lease (including optional renewal periods). Additions and permanent improvements to the Company's sites are capitalized, while maintenance and repairs are expensed. The carrying value of property and equipment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Abandonments and write-offs of property and equipment are recorded to "Asset write-down charges" on the Company's consolidated statement of operations and were $1.1 million, $0.3 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove sites or remediate the land upon which the Company's site resides. With respect to the Sprint Sites, the Company does not have retirement obligations to the extent such retirement would occur beyond the period for which it has a contract term. Asset retirement obligations are included in "Other long-term liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "Depreciation, amortization and accretion" on the Company's consolidated statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset. See note 2 to the consolidated financial statements for further information regarding the impact of the Restatement Adjustments.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If it is concluded that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform the two-step goodwill impairment test. The two-step goodwill impairment test begins with a comparison of the estimated fair value of the reporting unit and the carrying value of the reporting unit. The first step, commonly referred to as a "step-one impairment test," is a screen for potential impairment while the second step measures the amount of any impairment if there is an indication from the first step that one exists. The Company's measurement of the fair value for goodwill is based on an estimate of discounted expected future cash flows of the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual goodwill impairment test as of October 1, 2019, which resulted in no impairments.
Intangible Assets
Intangible assets are included in "Site rental contracts and tenant relationships, net" and "Other intangible assets, net" on the Company's consolidated balance sheet and predominately consist of the estimated fair value of site rental contracts and tenant relationships recorded in conjunction with acquisitions. The site rental contracts and tenant relationships intangible assets are comprised of (1) the current term of the existing leases, (2) the high rate of tenant retention, and (3) any associated relationships that are expected to generate value following the expiration of all renewal periods under existing leases.
The useful lives of intangible assets are estimated based on the period over which the intangible asset is expected to benefit the Company gives consideration to the expected useful life of other assets to which the useful life may relate. Amortization expense for intangible assets is computed using the straight-line method over the estimated useful life of each of the intangible assets. The useful life of the site rental contracts and tenant relationships intangible asset is limited by the maximum depreciable life of the tower (20 years), as a result of the interdependency of the tower and site rental leases. In contrast, the site rental contracts and tenant relationships are estimated to provide economic benefits for several decades because of the low rate of tenant cancellations and high rate of tenant retention experienced to date. Thus, while site rental leases and tenant relationships are valued based upon the fair value, which includes assumptions regarding both (1) tenants' exercise of optional renewals contained in the acquired leases and (2) renewals of the acquired leases past the contractual term including exercisable options, the site rental contracts and tenant relationships are amortized over a period not to exceed 20 years.
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
See "Recently Adopted Accounting Pronouncements" for additional information regarding the adoption of the new lease standard.
Deferred Financing Costs
Third-party costs incurred to obtain financing are deferred and are included as a direct deduction from the carrying amount of the related debt liability in "Debt" on the Company's consolidated balance sheet.
Revenue Recognition
Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, non-cancelable term of the relevant tenant contract, which generally ranges from five to 15 years, regardless of whether the payments from the tenant are received in equal monthly amounts during the life of the tenant contract. The Company's contracts contain (1) fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the CPI), (2) multiple renewal periods exercisable at the tenant's option and (3) only limited termination rights at the

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

applicable tenant's option through the current term. If the payment terms call for fixed escalations, upfront payments, or rent-free periods, the revenue is recognized on a straight-line basis over the fixed, non-cancelable term of the agreement. When calculating straight-line rental revenues, the Company considers all fixed elements of tenant contractual escalation provisions, even if such escalation provisions contain a variable element in addition to a minimum. The Company's assets related to straight-line site rental revenues are included in "Deferred site rental receivables."  Amounts billed or received prior to being earned are deferred and reflected in "Deferred revenues" on the Company's consolidated balance sheet.
In addition to the Company's revenue from tenant contracts, amounts under CCIC tower installation services and modifications agreements that represent a lease component to the Company are recognized as "Amortization of tower installations and modifications" on the Company's consolidated statement of operations on a ratable basis over the length of the associated estimated lease term. The Company and its subsidiaries are not parties to such transactions. See note 2 to the consolidated financial statements for further information regarding the impact of the Restatement Adjustments.
Costs of Operations
More than three-fourths of the Company's site rental costs of operations expenses consist of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes and insurance. The Company's current liability related to accrued property taxes is included in "Other accrued liabilities" on the Company's consolidated balance sheet and was $4.7 million and $5.5 million as of December 31, 2019 and 2018, respectively. Generally, the Company's ground leases for land are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easement and ground leases in which it prepays the entire term in advance.
Ground lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. Further, when a tenant has exercisable renewal options that would compel the Company to exercise existing renewal options, the Company has straight-lined the expense over a sufficient portion of such renewals to coincide with the final termination of the tenant's renewal options. The Company's liability related to straight-line expense is included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. The Company's assets related to prepaid agreements is included in "Prepaid expenses" and "Operating lease right-of-use assets" on the Company's consolidated balance sheet. See also "Lease Accounting-Lessee" and "Recently Adopted Accounting Pronouncements" for additional information regarding the adoption of the new lease standard.
Management Fee
The Company is charged a management fee by CCUSA, a wholly owned indirect subsidiary of CCIC, relating to management services, which include those functions reasonably necessary to maintain, market, operate, manage and administer the sites. The management fee is equal to 7.5% of the Company's revenues, excluding (1) the revenues from tenant contracts that are related to the accounting for leases with fixed escalators (as required by the applicable accounting standard), and (2) amortization of tower installations and modifications. See note 7.
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
The fair value of cash and cash equivalents approximates the carrying value. The Company determines the fair value of its debt securities based on indicative non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2018 in the Company's valuation techniques used to measure fair values. See note 8 for a further discussion of fair values.
Reporting Segments
The Company has one operating segment.
Recently Adopted Accounting Pronouncements
Lease Accounting — Summary
In February 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of leases. The new guidance requires lessees to recognize a ROU asset and a lease liability, initially measured at the present value of the lease payments for all leases with a term greater than 12 months. The accounting for lessors remains largely unchanged from existing guidance.
The Company adopted the new lease standard using a modified retrospective approach as of the effective date (i.e., January 1, 2019), without adjusting the comparative periods. The Company's adoption of the new lease standard did not result in a cumulative-effect adjustment being recognized to the opening balance of retained earnings. The new lease standard provides a package of practical expedients, whereby companies can elect not to reassess (if applicable), (1) whether existing contracts contain leases under the new definition of a lease, (2) lease classification for expired or existing leases and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company elected the package of practical expedients upon adoption.
The new lease standard requires lessees to recognize a lease liability, initially measured at the present value of the lease payments for all leases, and a corresponding ROU asset. The accounting for lessors remained largely unchanged from previous guidance.
Due to the recognition of the lease liability and a corresponding ROU asset, the new lease standard had a material impact on the Company's consolidated balance sheet. Additionally, certain amounts related to its lessee arrangements that were previously reported separately have been de-recognized and reclassified into "Operating lease right-of-use assets" on the Company's consolidated balance sheet. These amounts include (1) the Company's liability related to straight-line expense, formerly referred to as "Deferred ground lease payable" and previously included in "Other accrued liabilities" and "Other long-term liabilities," (2) prepaid rent expense previously included in "Prepaid expenses" and "Long-term prepaid rent and other assets, net," (3) below-market leases previously included in "Other intangible assets, net," and (4) above-market leases previously included in "Other long-term liabilities."
Notwithstanding the material impact to the Company's consolidated balance sheet, the Company's adoption of the new lease standard did not have a material impact on the Company's consolidated statement of operations or statement of cash flows. Additionally, the adoption of this guidance had no impact on the Company's operating practices, cash flows, contractual arrangements, or debt agreements (including compliance with any applicable covenants). Additionally, relevant Indenture debt calculations (such as the Debt to Adjusted Consolidated Cash Flow Ratio) are calculated in accordance with GAAP that was in effect as of December 2012, and, as such, exclude the impact of the Company's lease liability recorded as a result of its new lease standard adoption on January 1, 2019. See also note 6 to the consolidated financial statements.
See "Lease Accounting" for further discussion of the Company's updated accounting policies for leases.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.

4.	Property and Equipment
The major classes of property and equipment are summarized in the table below. The information below also gives effect to the Historical Adjustments as discussed in note 2.

	Estimated Useful Lives	December 31,
		2019	2018
			(As Restated)
Land(a)	—	$76,610	$72,665
Towers	1-20 years	1,992,394	1,918,766
Construction in progress	—	36,718	23,505
Total gross property and equipment		2,105,722	2,014,936
Less accumulated depreciation		(1,095,355)	(1,004,485)
Total property and equipment, net		$1,010,367	$1,010,451

(a)	Includes land owned through fee interests and perpetual easements.
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $93.0 million, $93.0 million and $93.2 million, respectively.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

5.	Intangible Assets
The following is a summary of the Company's intangible assets.

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$2,102,864	$(1,426,466)	$676,398	$2,102,864	$(1,312,890)	$789,974
Other intangible assets	12,336	(9,778)	2,558	51,102	(32,749)	18,353
Total	$2,115,200	$(1,436,244)	$678,956	$2,153,966	$(1,345,639)	$808,327

See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted lease standard, including with respect to below-market leases previously classified as intangible assets.
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2019	2018	2017
Depreciation, amortization and accretion	$113,682	$113,655	$113,635
Site rental costs of operations	—	1,514	1,591
Total amortization expense	$113,682	$115,169	$115,226

Amortization expense of intangible assets classified as "Site rental costs of operations" on the Company's consolidated statement of operations for the years ended December 31, 2018 and 2017 represented amortization of below-market leases. Effective January 1, 2019, these below-market leases were de-recognized and reclassified from "Other intangible assets, net" to the "Operating lease right-of-use assets" on the Company's consolidated balance sheet.
For both of the years ended December 31, 2018 and 2017, the Company recorded $1.7 million as a decrease to "Site rental costs of operations" for the amortization of above-market leases for land interests under the Company's towers. Effective January 1, 2019, these above-market leases were de-recognized and reclassified from "Other long-term liabilities" into the "Operating lease right-of-use assets" on the Company's consolidated balance sheet.
See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted lease standard.
The estimated annual amortization expense related to intangible assets for the years ending December 31, 2020 to 2024 is as follows:

	Years Ending December 31,
	2020	2021	2022	2023	2024
Estimated annual amortization	$113,682	$113,682	$113,682	$113,682	$77,526

6.	Debt
2012 Secured Notes
On December 24, 2012, CCL and Crown Castle GS III Corp. ("Co-Issuer" and, together with CCL, "Issuers") issued (1) $500.0 million aggregate principal amount of 2.381% senior secured notes due December 2017 ("2.381% Secured Notes") and (2) $1.0 billion aggregate principal amount of 3.849% senior secured notes due April 2023 ("3.849% Secured Notes" and together with the 2.381% Secured Notes, "2012 Secured Notes"). The 2012 Secured Notes were issued pursuant to an indenture dated as of December 24, 2012 ("Indenture"), by and among the Issuers, the Guarantors (as defined below) and The Bank of New York Mellon Trust Company, N.A., as trustee ("Trustee"). The Issuers and the Guarantors are indirect wholly owned subsidiaries of CCIC. The Company used the net proceeds from the issuance of the 2012 Secured Notes to (1) repurchase and redeem a portion of the then outstanding 7.75% senior secured notes due 2017 ("7.75% Secured Notes") and (2) distribute cash to CCIC to fund the repurchase and redemption of a portion of CCIC's senior notes.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

The outstanding balance of the 2012 Secured Notes as of December 31, 2019 and December 31, 2018 was $995.4 million and $994.0 million, respectively. The stated interest rate of the 2012 Secured Notes as of December 31, 2019 was 3.849% per annum.
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
The 3.849% Secured Notes are guaranteed by the direct and indirect wholly owned subsidiaries of CCL, other than the Co-Issuer (collectively, "Guarantors"). The 3.849% Secured Notes will be paid solely from the cash flows generated from operation of the towers held directly or indirectly by CCL and the Guarantors.
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
Management Agreement. On December 24, 2012, CCL and the Guarantors entered into a management agreement ("Management Agreement") with CCUSA, an indirect wholly owned subsidiary of CCIC ("Manager"). The Management Agreement replaced the previous management agreement that existed among the parties. Pursuant to the Management Agreement, the Manager will continue to perform, on behalf of CCL and the Guarantors, those functions reasonably necessary to maintain, market, operate, manage and administer their respective sites. The Management Agreement requires that the Company maintain cash sufficient to operate the business, including sufficient cash to pay expenses for the following month (including any interest payment due during the next month pursuant to the Indenture).
Debt Restrictions. The Indenture does not contain financial maintenance covenants but it does contain restrictive negative covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, the Company may not issue debt other than (1) certain permitted refinancings of the 3.849% Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million or (3) unsecured debt or additional notes under the Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2019, the Company's Debt to Adjusted Consolidated Cash Flow Ratio is 2.3 to 1, and, as a result, the Company currently has the ability to incur additional indebtedness. For purposes of restrictions related to the Company's Secured Notes Indenture, relevant debt calculations (such as the Debt to Adjusted Consolidated Cash Flow Ratio) are calculated in accordance with GAAP that was in effect as of December 2012, and, as such, exclude the impact of the Company's lease liability recorded as a result of its new lease standard adoption on January 1, 2019. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt of the Company outstanding at December 31, 2019.

	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total Cash Obligations	Unamortized Deferred Financing Costs	Total Debt Outstanding
Scheduled contractual maturities	$—	$—	$—	$1,000,000	$—	$—	$1,000,000	$(4,569)	$995,431

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

Interest Expense and Amortization of Deferred Financing Costs
The components of "Interest expense and amortization of deferred financing costs" are as follows:

	Years Ended December 31,
	2019	2018	2017
Interest expense on debt obligations	$38,490	$38,490	$38,490
Amortization of deferred financing costs	1,384	1,384	1,384
Total	$39,874	$39,874	$39,874

7.	Related Party Transactions
As discussed in note 6, the Company and the Guarantors entered into a Management Agreement with CCUSA, which replaced a previous management agreement among the same parties. Pursuant to the Management Agreement, CCUSA has agreed to employ, supervise and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which is based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses (which includes real estate and personal property taxes, ground lease and easement payments, and insurance premiums). The management fee charged by CCUSA for the years ended December 31, 2019, 2018 and 2017 totaled $49.8 million, $48.5 million and $46.9 million, respectively.
In addition, CCUSA may perform installation services and make certain modifications to the Company's towers for which the Company is not a party to any agreement and receives no cash payment. For these tower installation services and modifications, however, deferred revenue for a portion of the transaction price which represents a lease component under GAAP is included within "Deferred revenues," on the Company's consolidated balance sheet and is recognized as "Amortization of tower installations and modifications" on the Company's consolidated statement of operations over the associated estimated lease term. The portions of the transaction price which do not represent a lease component are not reflected in the Company's operating results. See note 2 for further discussion on towers service agreements.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land interests under the Company's towers. These affiliates then lease the land to the Company. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2019, approximately 30% of the Company's towers were located on land which was controlled by an affiliate. Rent expense to affiliates totaled $43.3 million, $41.0 million and $36.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Also, the Company receives site rental revenue from affiliates for land owned by the Company on which affiliates have towers and pays ground rent expense to affiliates for land owned by affiliates on which the Company has towers. Rent revenue from affiliates totaled $1.0 million for each of the years ended December 31, 2019, 2018 and 2017.
For the years ended December 31, 2019, 2018 and 2017, the Company recorded an equity distribution of $362.8 million, $368.0 million and $335.0 million, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of December 31, 2019 and 2018, other than the amounts of its ROU assets and operating lease liabilities related to land leased from affiliates of the Company reflected in "Operating lease right-of-use assets," "Current portion of operating lease liabilities-related parties" and "Operating lease liabilities-related parties," the Company had no material related party assets or liabilities on its consolidated balance sheet.

8.	Fair Values
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 3.

	Level in Fair Value Hierarchy	December 31, 2019		December 31, 2018
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$20,407	$20,407	$18,707	$18,707
Liabilities:
Debt	2	995,431	1,046,200	994,047	990,600

9.	Income Taxes
For each the years ended December 31, 2019 and 2018, the Company had a provision for income taxes of $0.4 million, which consisted of state taxes in both years. For the year ended December 31, 2017, the Company had a benefit for income taxes of $0.6 million, which consisted of the reduction of unrecognized tax benefits as a result of the lapse of the statute of limitations partially offset by state taxes. The Company's effective tax rate for the years ended December 31, 2019, 2018 and 2017 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 3) and the aforementioned impacts described above.
As of December 31, 2019, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which it has business operations. At this time, CCIC is not subject to an Internal Revenue Service examination.
The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in which it has business operations. CCIC has no uncertain tax positions as of December 31, 2019.

10.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations. See note 11 for a discussion of the operating lease commitments. In addition, see note 1 for a discussion of the CCIC's option to purchase approximately 68% of the Company's towers at the end of their respective lease terms. CCIC has no obligation to exercise the purchase option.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination to remove sites or remediate the land upon which site resides. Accretion expense related to liabilities for retirement obligations amounted to $0.5 million, $0.8 million, and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, liabilities for retirement obligations amounted to $11.4 million and $10.9 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2019, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $82.6 million. See note 3.

11.	Leases
Lessor Tenant Leases
The following table is a summary of the rental cash payments owed to the Company, as a lessor, by tenants pursuant to contractual agreements in effect as of December 31, 2019. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2019, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately six years, exclusive of renewals

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

at the tenant's option. The tenants' rental payments included in the table below are through the current terms with a maximum current term of 20 years and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Tenant leases(a)	$674,904	$674,505	$661,822	$525,154	$472,165	$1,412,873	$4,421,423

(a)	Inclusive of leases with related parties. See note 7.
Lessee Operating Leases
The components of the Company's operating lease expense are as follows:

Year Ended
December 31, 2019
Lease cost(a):
Operating lease expense(b)	$119,775
Variable lease expense(c)	37,054
Total lease expense	$156,829

(a)	Inclusive of leases with related parties. See note 7.

(b)	Represents the Company's operating lease expense related to its ROU assets for the twelve months ended December 31, 2019.

(c)
Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the sites located on the leased asset) for the twelve months ended December 31, 2019. Such contingencies are recognized as expense in the period they are resolved.

Lessee Finance Leases
The Company's finance leases are related to the towers subject to prepaid master lease agreements with Sprint and are recorded as "Property and equipment, net" on the consolidated balance sheet. See note 1 for further discussion of the Company's prepaid master lease agreements and note 3 for further information regarding the Company's adoption method of the new lease standard. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $978.1 million and $645.6 million, respectively, as of December 31, 2019. For the twelve months ended December 31, 2019, the Company recorded $41.1 million to "Depreciation, amortization and accretion" related to finance leases.
Other Lessee Information
As of December 31, 2019, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 16 years and 4.3%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of December 31, 2019:

	Years Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
Operating leases(a)(b)	$107,579	$107,746	$107,486	$106,990	$106,000	$1,185,872	$1,721,673	$(503,212)	$1,218,461

(a)
Excludes the Company's contingent payments for operating leases (such as payments based on revenues derived from the sites located on the leased asset) as such arrangements are excluded from the Company's operating lease liability. Such contingencies are recognized as expense in the period they are resolved.

(b)	Inclusive of leases with related parties. See note 7.
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

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

The operating lease payments included in the table below include payments for certain renewal periods exercisable at the Company's option that are deemed reasonably assured to be exercised and an estimate of contingent payments based on revenues and gross margins derived from existing tenant leases.

	Years Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases(a)	$142,671	$144,069	$144,390	$142,144	$140,193	$1,697,442	$2,410,909

(a)	Inclusive of leases with related parties. See note 7.

12.	Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. See note 3.
The Company derives the largest portion of its revenues from tenants in the wireless industry. The Company also has a concentration in its volume of business with Sprint, AT&T, T-Mobile and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms or proactive management of past due balances.
Major Tenants
The following table summarizes the percentage of the consolidated revenues for those tenants accounting for more than 10% of the consolidated revenues. The table below gives effect to the Historical Adjustments, as discussed in note 2.

	Years Ended December 31,
	2019	2018	2017
		(As Restated)
Sprint	33%	35%	36%
AT&T	22%	20%	20%
T-Mobile	20%	19%	19%
Verizon Wireless	15%	15%	14%
Total	90%	89%	89%

13.	Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2019, 2018 and 2017.

	For Years Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)(c)	$105,933	$—	$—
Interest paid	$38,490	$38,490	$38,490
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)(c)	$101,884	$—	$—

(a)	Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.

(b)	See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted lease standard.

(c)	Inclusive of leases with related parties. See note 7.

14.	Quarterly Financial Information (Unaudited)
Quarterly financial information for the years ended December 31, 2019 and 2018 is summarized in the table below. The tables below give effect to the Historical Adjustments, where applicable, as discussed in note 2.

	Three Months Ended(a)
	December 31	September 30	June 30	March 31
		(As Restated)
2019:
Total site rental revenues	$184,864	$185,181	$180,953	$179,493
Operating income (loss)	69,803	71,403	67,394	67,708
Benefit (provision) for income taxes	(119)	(102)	(107)	(98)
Net income (loss)	$59,940	$61,492	$57,607	$57,638

	Three Months Ended(a)
	December 31	September 30	June 30	March 31
	(As Restated)
2018:
Total site rental revenues	$179,306	$175,954	$174,660	$173,061
Operating income (loss)	67,275	64,284	62,491	61,561
Benefit (provision) for income taxes	(137)	(93)	(93)	(93)
Net income (loss)	$57,303	$54,312	$52,470	$51,432

(a)	The sum of quarterly information may not agree to year-to-date information due to rounding.
Restatement of Previously Issued Quarterly Unaudited Financial Information
The following tables represent the Company’s restatement of previously issued unaudited quarterly financial information for each of the applicable interim periods during the nine months ended September 30, 2019 and twelve months ended December 31, 2018. The amounts previously issued were derived from the Company’s respective Quarterly Reports on Form 10-Q, and, for the fourth quarter of 2018, from its 2018 Annual Report on Form 10-K. As discussed in note 2, the following tables reflect the impact of the Historical Adjustments, where applicable, on each interim period below. The sum of the quarterly information may not agree to year-to-date information due to rounding.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

Condensed Consolidated Balance Sheet

	September 30, 2019	June 30, 2019	March 31, 2019
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,486	$17,679	$17,710
Receivables, net of allowance	2,348	1,730	2,811
Prepaid expenses(a)	14,883	18,186	11,569
Deferred site rental receivables and other current assets	28,413	29,793	28,917
Total current assets	64,130	67,388	61,007
Deferred site rental receivables	352,984	348,047	345,000
Property and equipment, net	1,008,702	1,008,991	1,005,579
Operating lease right-of-use assets(a)	1,135,264	1,104,505	1,094,798
Goodwill	1,338,730	1,338,730	1,338,730
Other intangible assets, net(a)	707,376	735,797	764,217
Long-term prepaid rent and other assets, net(a)	1,878	1,930	2,177
Total assets	$4,609,064	$4,605,388	$4,611,508
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,164	$6,404	$1,601
Accrued interest	17,748	8,126	17,748
Deferred revenues(b)	66,933	63,973	61,770
Other accrued liabilities(a)	7,484	7,722	10,409
Current portion of operating lease liabilities - third parties(a)	38,176	35,512	37,662
Current portion of operating lease liabilities - related parties(a)	16,397	16,137	18,072
Total current liabilities	148,902	137,874	147,262
Debt	995,085	994,739	994,393
Operating lease liabilities - third parties(a)	827,253	804,386	795,388
Operating lease liabilities - related parties(a)	319,472	314,291	309,975
Other long-term liabilities(a)(b)	200,648	197,241	193,126
Total liabilities	2,491,360	2,448,531	2,440,144
Commitments and contingencies (see note 10)
Member's equity:
Member's equity	2,117,704	2,156,857	2,171,364
Accumulated earnings (deficit)	—	—	—
Total member's equity	2,117,704	2,156,857	2,171,364
Total liabilities and equity	$4,609,064	$4,605,388	$4,611,508

(a)	See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted lease standard.

(b)
Reflects the recording of deferred revenues in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers . The Company receives no cash from, and is not party to, such transactions.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	September 30, 2018	June 30, 2018	March 31, 2018
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,236	$21,655	$28,488
Receivables, net of allowance	2,740	2,350	2,744
Prepaid expenses(a)	28,615	27,444	19,305
Deferred site rental receivables and other current assets	25,739	39,928	29,478
Total current assets	81,330	91,377	80,015
Deferred site rental receivables	341,633	325,070	331,907
Property and equipment, net	1,014,028	1,017,638	1,024,460
Goodwill	1,338,730	1,338,730	1,338,730
Other intangible assets, net(a)	836,156	864,946	893,735
Long-term prepaid rent and other assets, net(a)	39,252	38,999	38,789
Total assets	$3,651,129	$3,676,760	$3,707,636
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,325	$2,443	$1,738
Accrued interest	17,748	8,126	17,748
Deferred revenues(b)	57,765	54,945	52,855
Other accrued liabilities(a)	8,835	9,584	12,589
Total current liabilities	86,673	75,098	84,930
Debt	993,701	993,355	993,009
Deferred ground lease payable(a)	111,856	110,349	109,040
Other long-term liabilities(a)(b)	207,270	205,835	206,141
Total liabilities	1,399,500	1,384,637	1,393,120
Commitments and contingencies (see note 10)
Member's equity:
Member's equity	2,251,629	2,292,123	2,314,516
Accumulated earnings (deficit)	—	—	—
Total member's equity	2,251,629	2,292,123	2,314,516
Total liabilities and equity	$3,651,129	$3,676,760	$3,707,636

(a)	See "Recently Adopted Accounting Pronouncements" in note 3 for a discussion of the recently adopted lease standard.

(b)
Reflects the recording of deferred revenues in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers . The Company receives no cash from, and is not party to, such transactions.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

The following tables illustrate the Historical Adjustments, where applicable, on the Company’s condensed consolidated balance sheet for each period presented. Only line items impacted by the Historical Adjustments are presented, and as such, components will not sum to totals.

	September 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$1,015,632	$(4,140)	$(2,790)	$1,008,702
Total assets	4,615,994	(4,140)	(2,790)	4,609,064
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues(a)	13,390	53,543	—	66,933
Total current liabilities	95,359	53,543	—	148,902
Other long-term liabilities(a)	35,618	165,030	—	200,648
Total liabilities	2,272,787	218,573	—	2,491,360
Member's equity:
Member's equity	2,343,207	(222,713)	(2,790)	2,117,704
Total member's equity	2,343,207	(222,713)	(2,790)	2,117,704
Total liabilities and equity	$4,615,994	$(4,140)	$(2,790)	$4,609,064

	June 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$1,016,024	$(4,288)	$(2,745)	$1,008,991
Total assets	4,612,421	(4,288)	(2,745)	4,605,388
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues(a)	12,347	51,626	—	63,973
Total current liabilities	86,248	51,626	—	137,874
Other long-term liabilities(a)	35,001	162,240	—	197,241
Total liabilities	2,234,665	213,866	—	2,448,531
Member's equity:
Member's equity	2,377,756	(218,154)	(2,745)	2,156,857
Total member's equity	2,377,756	(218,154)	(2,745)	2,156,857
Total liabilities and equity	$4,612,421	$(4,288)	$(2,745)	$4,605,388

(a)
Reflects the recording of deferred revenues in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers . The Company receives no cash from, and is not party to, such transactions.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	March 31, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$1,012,769	$(4,436)	$(2,754)	$1,005,579
Total assets	4,618,698	(4,436)	(2,754)	4,611,508
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues(a)	12,436	49,334	—	61,770
Total current liabilities	97,928	49,334	—	147,262
Other long-term liabilities(a)	34,342	158,784	—	193,126
Total liabilities	2,232,026	208,118	—	2,440,144
Member's equity:
Member's equity	2,386,672	(212,554)	(2,754)	2,171,364
Total member's equity	2,386,672	(212,554)	(2,754)	2,171,364
Total liabilities and equity	$4,618,698	$(4,436)	$(2,754)	$4,611,508

	September 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$1,021,517	$(4,740)	$(2,749)	$1,014,028
Total assets	3,658,618	(4,740)	(2,749)	3,651,129
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues(a)	11,709	46,056	—	57,765
Total current liabilities	40,617	46,056	—	86,673
Above-market leases and other long-term liabilities(a)	49,936	157,334	—	207,270
Total liabilities	1,196,110	203,390	—	1,399,500
Member's equity:
Member's equity	2,462,508	(208,130)	(2,749)	2,251,629
Total member's equity	2,462,508	(208,130)	(2,749)	2,251,629
Total liabilities and equity	$3,658,618	$(4,740)	$(2,749)	$3,651,129

	June 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$1,025,250	$(4,897)	$(2,715)	$1,017,638
Total assets	3,684,372	(4,897)	(2,715)	3,676,760
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues(a)	12,043	42,902	—	54,945
Total current liabilities	32,196	42,902	—	75,098
Above-market leases and other long-term liabilities(a)	49,688	156,147	—	205,835
Total liabilities	1,185,588	199,049	—	1,384,637
Member's equity:
Member's equity	2,498,784	(203,946)	(2,715)	2,292,123
Total member's equity	2,498,784	(203,946)	(2,715)	2,292,123
Total liabilities and equity	$3,684,372	$(4,897)	$(2,715)	$3,676,760

(a)
Reflects the recording of deferred revenues in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers . The Company receives no cash from, and is not party to, such transactions.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	March 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
ASSETS
Property and equipment, net	$1,032,214	$(5,054)	$(2,700)	$1,024,460
Total assets	3,715,390	(5,054)	(2,700)	3,707,636
LIABILITIES AND EQUITY
Current liabilities:
Deferred revenues(a)	11,929	40,926	—	52,855
Total current liabilities	44,004	40,926	—	84,930
Above-market leases and other long-term liabilities(a)	49,456	156,685	—	206,141
Total liabilities	1,195,509	197,611	—	1,393,120
Member's equity:
Member's equity	2,519,881	(202,665)	(2,700)	2,314,516
Total member's equity	2,519,881	(202,665)	(2,700)	2,314,516
Total liabilities and equity	$3,715,390	$(5,054)	$(2,700)	$3,707,636

(a)
Reflects the recording of deferred revenues in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers . The Company receives no cash from, and is not party to, such transactions.

Condensed Consolidated Statement of Operations

	September 30, 2019		June 30, 2019		March 31, 2019
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	(As Restated)
Site rental revenues:
Revenues from tenant contracts	$171,745	$507,256	$168,189	$335,511	$167,322
Amortization of tower installations and modifications(a)	13,436	38,371	12,764	24,935	12,171
Total site rental revenues	185,181	545,627	180,953	360,446	179,493
Operating expenses:
Site rental costs of operations—third parties(b)	38,406	114,212	38,524	75,806	37,282
Site rental costs of operations—related parties(b)	10,880	32,210	10,721	21,330	10,609
Site rental costs of operations—total(b)	49,286	146,422	49,245	97,136	47,891
Management fee—related party	12,611	37,238	12,503	24,627	12,124
Asset write-down charges	—	375	185	375	190
Depreciation, amortization and accretion	51,881	155,087	51,626	103,206	51,580
Total operating expenses	113,778	339,122	113,559	225,344	111,785
Operating income (loss)	71,403	206,505	67,394	135,102	67,708
Interest expense and amortization of deferred financing costs	(9,969)	(29,906)	(9,968)	(19,937)	(9,969)
Other income (expense)	160	445	288	285	(3)
Income (loss) before income taxes	61,594	177,044	57,714	115,450	57,736
Benefit (provision) for income taxes	(102)	(307)	(107)	(205)	(98)
Net income (loss)	$61,492	$176,737	$57,607	$115,245	$57,638

(a)
Represents the amortization of deferred revenues recorded in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions

(b)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	December 31, 2018	September 30, 2018		June 30, 2018		March 31, 2018
	Three Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
	(As Restated)
Site rental revenues:
Revenues from tenant contracts	$167,332	$165,108	$492,158	$164,056	$327,050	$162,994
Amortization of tower installations and modifications(a)	11,974	10,846	31,517	10,604	20,671	10,067
Total site rental revenues	179,306	175,954	523,675	174,660	347,721	173,061
Operating expenses:
Site rental costs of operations—third parties(b)	36,270	37,616	112,469	38,355	75,862	37,507
Site rental costs of operations—related parties(b)	11,512	10,163	30,478	9,700	19,306	9,606
Site rental costs of operations—total(b)	47,782	47,779	142,947	48,055	95,168	47,113
Management fee—related party	12,293	12,207	36,227	12,031	24,020	11,989
Asset write-down charges	249	—	344	—	344	344
Depreciation, amortization and accretion	51,707	51,684	155,821	52,083	104,137	52,054
Total operating expenses	112,031	111,670	335,339	112,169	223,669	111,500
Operating income (loss)	67,275	64,284	188,336	62,491	124,052	61,561
Interest expense and amortization of deferred financing costs	(9,968)	(9,969)	(29,906)	(9,968)	(19,937)	(9,969)
Other income (expense)	133	90	63	40	(27)	(67)
Income (loss) before income taxes	57,440	54,405	158,493	52,563	104,088	51,525
Benefit (provision) for income taxes	(137)	(93)	(279)	(93)	(186)	(93)
Net income (loss)	$57,303	$54,312	$158,214	$52,470	$103,902	$51,432

(a)
Represents the amortization of deferred revenues recorded in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions

(b)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.
The following tables illustrate the Historical Adjustments, where applicable, on the Company’s condensed consolidated statement of operations for each period presented. Only line items impacted by the Historical Adjustments are presented, and as such, components will not sum to totals.

	Nine Months Ended September 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$507,256	$—	$—	$507,256
Amortization of tower installations and modifications(a)	—	38,371	—	38,371
Total site rental revenues	507,256	38,371	—	545,627
Operating expenses:
Depreciation, amortization and accretion	157,436	(2,208)	(141)	155,087
Total operating expenses	341,471	(2,208)	(141)	339,122
Operating income (loss)	165,785	40,579	141	206,505
Income (loss) before income taxes	136,324	40,579	141	177,044
Net income (loss)	$136,017	$40,579	$141	$176,737

(a)
Represents the amortization of deferred revenues recorded in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	Three Months Ended September 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$171,745	$—	$—	$171,745
Amortization of tower installations and modifications(a)	—	13,436	—	13,436
Total site rental revenues	171,745	13,436	—	185,181
Operating expenses:
Depreciation, amortization and accretion	52,665	(736)	(48)	51,881
Total operating expenses	114,562	(736)	(48)	113,778
Operating income (loss)	57,183	14,172	48	71,403
Income (loss) before income taxes	47,374	14,172	48	61,594
Net income (loss)	$47,272	$14,172	$48	$61,492

	Six Months Ended June 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$335,511	$—	$—	$335,511
Amortization of tower installations and modifications(a)	—	24,935	—	24,935
Total site rental revenues	335,511	24,935	—	360,446
Operating expenses:
Depreciation, amortization and accretion	104,771	(1,472)	(93)	103,206
Total operating expenses	226,909	(1,472)	(93)	225,344
Operating income (loss)	108,602	26,407	93	135,102
Income (loss) before income taxes	88,950	26,407	93	115,450
Net income (loss)	$88,745	$26,407	$93	$115,245

	Three Months Ended June 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$168,189	$—	$—	$168,189
Amortization of tower installations and modifications(a)	—	12,764	—	12,764
Total site rental revenues	168,189	12,764	—	180,953
Operating expenses:
Depreciation, amortization and accretion	52,409	(736)	(47)	51,626
Total operating expenses	114,342	(736)	(47)	113,559
Operating income (loss)	53,847	13,500	47	67,394
Income (loss) before income taxes	44,167	13,500	47	57,714
Net income (loss)	$44,060	$13,500	$47	$57,607

(a)
Represents the amortization of deferred revenues recorded in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	Three Months Ended March 31, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$167,322	$—	$—	$167,322
Amortization of tower installations and modifications(a)	—	12,171	—	12,171
Total site rental revenues	167,322	12,171	—	179,493
Operating expenses:
Depreciation, amortization and accretion	52,362	(736)	(46)	51,580
Total operating expenses	112,567	(736)	(46)	111,785
Operating income (loss)	54,755	12,907	46	67,708
Income (loss) before income taxes	44,783	12,907	46	57,736
Net income (loss)	$44,685	$12,907	$46	$57,638

	Three Months Ended December 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$167,332	$—	$—	$167,332
Amortization of tower installations and modifications(a)	—	11,974	—	11,974
Total site rental revenues	167,332	11,974	—	179,306
Operating expenses:
Depreciation, amortization and accretion	52,307	(555)	(45)	51,707
Total operating expenses	112,631	(555)	(45)	112,031
Operating income (loss)	54,701	12,529	45	67,275
Income (loss) before income taxes	44,866	12,529	45	57,440
Net income (loss)	$44,729	$12,529	$45	$57,303

	Nine Months Ended September 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$492,158	$—	$—	$492,158
Amortization of tower installations and modifications(a)	—	31,517	—	31,517
Total site rental revenues	492,158	31,517	—	523,675
Operating expenses:
Depreciation, amortization and accretion	157,765	(1,812)	(132)	155,821
Total operating expenses	337,283	(1,812)	(132)	335,339
Operating income (loss)	154,875	33,329	132	188,336
Income (loss) before income taxes	125,032	33,329	132	158,493
Net income (loss)	$124,753	$33,329	$132	$158,214

(a)
Represents the amortization of deferred revenues recorded in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	Three Months Ended September 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$165,108	$—	$—	$165,108
Amortization of tower installations and modifications(a)	—	10,846	—	10,846
Total site rental revenues	165,108	10,846	—	175,954
Operating expenses:
Depreciation, amortization and accretion	52,333	(604)	(45)	51,684
Total operating expenses	112,319	(604)	(45)	111,670
Operating income (loss)	52,789	11,450	45	64,284
Income (loss) before income taxes	42,910	11,450	45	54,405
Net income (loss)	$42,817	$11,450	$45	$54,312

	Six Months Ended June 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$327,050	$—	$—	$327,050
Amortization of tower installations and modifications(a)	—	20,671	—	20,671
Total site rental revenues	327,050	20,671	—	347,721
Operating expenses:
Depreciation, amortization and accretion	105,432	(1,208)	(87)	104,137
Total operating expenses	224,964	(1,208)	(87)	223,669
Operating income (loss)	102,086	21,879	87	124,052
Income (loss) before income taxes	82,122	21,879	87	104,088
Net income (loss)	$81,936	$21,879	$87	$103,902

	Three Months Ended June 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$164,056	$—	$—	$164,056
Amortization of tower installations and modifications(a)	—	10,604	—	10,604
Total site rental revenues	164,056	10,604	—	174,660
Operating expenses:
Depreciation, amortization and accretion	52,731	(604)	(44)	52,083
Total operating expenses	112,817	(604)	(44)	112,169
Operating income (loss)	51,239	11,208	44	62,491
Income (loss) before income taxes	41,311	11,208	44	52,563
Net income (loss)	$41,218	$11,208	$44	$52,470

(a)
Represents the amortization of deferred revenues recorded in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	Three Months Ended March 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Site rental revenues:
Revenues from tenant contracts	$162,994	$—	$—	$162,994
Amortization of tower installations and modifications(a)	—	10,067	—	10,067
Total site rental revenues	162,994	10,067	—	173,061
Operating expenses:
Depreciation, amortization and accretion	52,701	(604)	(43)	52,054
Total operating expenses	112,147	(604)	(43)	111,500
Operating income (loss)	50,847	10,671	43	61,561
Income (loss) before income taxes	40,811	10,671	43	51,525
Net income (loss)	$40,718	$10,671	$43	$51,432

(a)
Represents the amortization of deferred revenues recorded in connection with the CCIC transactions described in note 2 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions

Condensed Consolidated Statement of Cash Flows

	September 30, 2019	June 30, 2019	March 31, 2019
	Nine Months Ended	Six Months Ended	Three Months Ended
	(As Restated)
Cash flows from operating activities(a):
Net income (loss)	$176,737	$115,245	$57,638
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	155,087	103,206	51,580
Amortization of deferred financing costs	1,038	692	346
Asset write-down charges	375	375	190
Changes in assets and liabilities:
Increase (decrease) in accrued interest	9,622	—	9,622
Increase (decrease) in accounts payable	(3,844)	605	(32)
Increase (decrease) in other liabilities	15,477	9,473	5,968
Decrease (increase) in receivables	1,978	2,597	1,516
Decrease (increase) in other asset	(14,256)	(14,277)	(3,675)
Net cash provided by (used for) operating activities	342,214	217,916	123,153
Cash flows from investing activities(a):
Capital expenditures	(64,204)	(41,358)	(18,678)
Net cash provided by (used for) investing activities	(64,204)	(41,358)	(18,678)
Cash flows from financing activities(a):
Distributions to member	(278,231)	(177,586)	(105,472)
Net cash provided by (used for) financing activities	(278,231)	(177,586)	(105,472)
Net increase (decrease) in cash and cash equivalents	(221)	(1,028)	(997)
Cash and cash equivalents at beginning of year	18,707	18,707	18,707
Cash and cash equivalents at end of year	$18,486	$17,679	$17,710

(a)
The Company receives no cash from, and is not party to, the CCIC transactions described in note 2. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and as such, the amounts have been recorded as fixed assets (in the form of permanent improvements) and deferred revenues.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	September 30, 2018	June 30, 2018	March 31, 2018
	Nine Months Ended	Six Months Ended	Three Months Ended
	(As Restated)
Cash flows from operating activities(a) :
Net income (loss)	$158,214	$103,902	$51,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	155,821	104,137	52,054
Amortization of deferred financing costs	1,038	692	346
Asset write-down charges	344	344	344
Changes in assets and liabilities:
Increase (decrease) in accrued interest	9,622	—	9,622
Increase (decrease) in accounts payable	500	449	(171)
Increase (decrease) in other liabilities	10,826	6,020	6,107
Decrease (increase) in receivables	(158)	231	(163)
Decrease (increase) in other assets	(12,505)	(9,155)	1,485
Net cash provided by (used for) operating activities	323,702	206,620	121,056
Cash flows from investing activities(a) :
Capital expenditures	(51,995)	(32,300)	(14,766)
Net cash provided by (used for) investing activities	(51,995)	(32,300)	(14,766)
Cash flows from financing activities(a):
Distributions to member	(278,242)	(183,436)	(108,573)
Net cash provided by (used for) financing activities	(278,242)	(183,436)	(108,573)
Net increase (decrease) in cash and cash equivalents	(6,535)	(9,116)	(2,283)
Cash and cash equivalents at beginning of year	30,771	30,771	30,771
Cash and cash equivalents at end of year	$24,236	$21,655	$28,488

(a)
The Company receives no cash from, and is not party to, the CCIC transactions described in note 2. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and as such, the amounts have been recorded as fixed assets (in the form of permanent improvements) and deferred revenues.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

The following tables illustrate the Historical Adjustments, where applicable, on the Company’s condensed consolidated statement of cash flows for each period. Only line items impacted by the Historical Adjustments are presented, and as such, components will not sum to totals.

	Nine Months Ended September 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities(a):
Net income (loss)	$136,017	$40,579	$141	$176,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	157,436	(2,208)	(141)	155,087
Changes in assets and liabilities:
Increase (decrease) in other liabilities	1,617	13,860	—	15,477
Net cash provided by (used for) operating activities	289,983	52,231	—	342,214
Cash flows from investing activities(a):
Capital expenditures	(64,403)	—	199	(64,204)
Net cash provided by (used for) investing activities	(64,403)	—	199	(64,204)
Cash flows from financing activities(a):
Distributions to member	(225,801)	(52,231)	(199)	(278,231)
Net cash provided by (used for) financing activities	(225,801)	(52,231)	(199)	(278,231)
Net increase (decrease) in cash and cash equivalents	(221)	—	—	(221)
Cash and cash equivalents at beginning of year	18,707	—	—	18,707
Cash and cash equivalents at end of year	$18,486	$—	$—	$18,486

	Six Months Ended June 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities(a):
Net income (loss)	$88,745	$26,407	$93	$115,245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	104,771	(1,472)	(93)	103,206
Changes in assets and liabilities:
Increase (decrease) in other liabilities	908	8,565	—	9,473
Net cash provided by (used for) operating activities	184,416	33,500	—	217,916
Cash flows from investing activities(a):
Capital expenditures	(41,464)	—	106	(41,358)
Net cash provided by (used for) investing activities	(41,464)	—	106	(41,358)
Cash flows from financing activities(a):
Distributions to member	(143,980)	(33,500)	(106)	(177,586)
Net cash provided by (used for) financing activities	(143,980)	(33,500)	(106)	(177,586)
Net increase (decrease) in cash and cash equivalents	(1,028)	—	—	(1,028)
Cash and cash equivalents at beginning of year	18,707	—	—	18,707
Cash and cash equivalents at end of year	$17,679	$—	$—	$17,679

(a)
The Company receives no cash from, and is not party to, the CCIC transactions described in note 2. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and as such, the amounts have been recorded as fixed assets (in the form of permanent improvements) and deferred revenues.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	Three Months Ended March 31, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities(a):
Net income (loss)	$44,685	$12,907	$46	$57,638
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	52,362	(736)	(46)	51,580
Changes in assets and liabilities:
Increase (decrease) in other liabilities	3,738	2,230	—	5,968
Net cash provided by (used for) operating activities	108,752	14,401	—	123,153
Cash flows from investing activities(a):
Capital expenditures	(18,745)	—	67	(18,678)
Net cash provided by (used for) investing activities	(18,745)	—	67	(18,678)
Cash flows from financing activities(a):
Distributions to member	(91,004)	(14,401)	(67)	(105,472)
Net cash provided by (used for) financing activities	(91,004)	(14,401)	(67)	(105,472)
Net increase (decrease) in cash and cash equivalents	(997)	—	—	(997)
Cash and cash equivalents at beginning of year	18,707	—	—	18,707
Cash and cash equivalents at end of year	$17,710	$—	$—	$17,710

	Nine Months Ended September 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities(a):
Net income (loss)	$124,753	$33,329	$132	$158,214
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	157,765	(1,812)	(132)	155,821
Changes in assets and liabilities:
Increase (decrease) in other liabilities	3,009	7,817	—	10,826
Net cash provided by (used for) operating activities	284,368	39,334	—	323,702
Cash flows from investing activities(a):
Capital expenditures	(52,187)	—	192	(51,995)
Net cash provided by (used for) investing activities	(52,187)	—	192	(51,995)
Cash flows from financing activities(a):
Distributions to member	(238,716)	(39,334)	(192)	(278,242)
Net cash provided by (used for) financing activities	(238,716)	(39,334)	(192)	(278,242)
Net increase (decrease) in cash and cash equivalents	(6,535)	—	—	(6,535)
Cash and cash equivalents at beginning of year	30,771	—	—	30,771
Cash and cash equivalents at end of year	$24,236	$—	$—	$24,236

(a)
The Company receives no cash from, and is not party to, the CCIC transactions described in note 2. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and as such, the amounts have been recorded as fixed assets (in the form of permanent improvements) and deferred revenues.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)

	Six Months Ended June 30, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities(a):
Net income (loss)	$81,936	$21,879	$87	$103,902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	105,432	(1,208)	(87)	104,137
Changes in assets and liabilities:
Increase (decrease) in other liabilities	2,992	3,028	—	6,020
Net cash provided by (used for) operating activities	182,921	23,699	—	206,620
Cash flows from investing activities(a):
Capital expenditures	(32,414)	—	114	(32,300)
Net cash provided by (used for) investing activities	(32,414)	—	114	(32,300)
Cash flows from financing activities(a):
Distributions to member	(159,623)	(23,699)	(114)	(183,436)
Net cash provided by (used for) financing activities	(159,623)	(23,699)	(114)	(183,436)
Net increase (decrease) in cash and cash equivalents	(9,116)	—	—	(9,116)
Cash and cash equivalents at beginning of year	30,771	—	—	30,771
Cash and cash equivalents at end of year	$21,655	$—	$—	$21,655

	Three Months Ended March 31, 2018
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities(a):
Net income (loss)	$40,718	$10,671	$43	$51,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	52,701	(604)	(43)	52,054
Changes in assets and liabilities:
Increase (decrease) in other liabilities	4,964	1,143	—	6,107
Net cash provided by (used for) operating activities	109,846	11,210	—	121,056
Cash flows from investing activities(a):
Capital expenditures	(14,821)	—	55	(14,766)
Net cash provided by (used for) investing activities	(14,821)	—	55	(14,766)
Cash flows from financing activities(a):
Distributions to member	(97,308)	(11,210)	(55)	(108,573)
Net cash provided by (used for) financing activities	(97,308)	(11,210)	(55)	(108,573)
Net increase (decrease) in cash and cash equivalents	(2,283)	—	—	(2,283)
Cash and cash equivalents at beginning of year	30,771	—	—	30,771
Cash and cash equivalents at end of year	$28,488	$—	$—	$28,488

(a)
The Company receives no cash from, and is not party to, the CCIC transactions described in note 2. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and as such, the amounts have been recorded as fixed assets (in the form of permanent improvements) and deferred revenues.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-K, as of December 31, 2019, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that as of December 31, 2019, due to the existence of the material weakness in the Company's internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management has concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2019, as it did not effectively design and maintain controls related to the accounting for tower installation services and modifications. Specifically, the Company did not have controls in place to identify lease components and account for the related deferred revenue within the Company’s agreements for tower installation services and modifications. In addition, the Company did not design and maintain effective controls to verify the accuracy of capital expenditures made for permanent improvements associated with tower installation services.
These control deficiencies resulted in the restatement of the Company's consolidated financial statements for the years ended December 31, 2018 and 2017 and each of the interim and annual periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019, and immaterial adjustments to property and equipment and operating expenses in the fourth quarter ended December 31, 2019. Additionally, these control deficiencies could result in misstatements of the annual or interim consolidated financial statements that would result in a material misstatement that would not be prevented or detected.
This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in Form 10-K.

(c) Remediation of Material Weakness
Management has created a plan of remediation to strengthen its internal control over financial reporting. The remediation efforts include (1) revising its accounting policies to appropriately identify and account for lease components and the related calculation of deferred revenue, and (2) making improvements to existing processes and controls related to the determination of the accuracy of capital expenditures made for permanent improvements associated with tower installation services. Management is implementing training with respect to the new processes and evaluating the need for additional resources.
Management believes that the measures described above will remediate the identified material weakness and strengthen the Company’s internal control over financial reporting. Management has begun to take these actions to remediate the material weakness and may take additional measures to strengthen its internal control environment.
(d) Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
(e) Limitations on the Effectiveness of Controls
Because of its inherent limitations, the Company's internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Item 9B.    Other Information
None.

PART III

Item 14.    Principal Accounting Fees and Services
As an indirect wholly owned subsidiary of CCIC, our principal accounting fees and services are subject to CCIC's Audit Committee pre-approval procedures described in its proxy statement. This proxy statement is posted on CCIC's website at http://investor.crowncastle.com). Other than these procedures, the information contained on that website is not incorporated by reference in this Form 10-K. During 2019, all services provided by the external auditor were pre-approved by CCIC's Audit Committee in accordance with such policies.
Fees for professional services provided by our auditors include the following:

	2019	2018
Audit fees(a)	$298,000	$258,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$298,000	$258,000

(a)	Audit fees principally includes audit and review of financial statements and subsidiary audits, and consents.

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
(a)(3) Exhibits:
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Amended and Restated Certificate of Formation of CC Holdings GS V LLC	S-4	333-187970	April 17, 2013	3.1
3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC	S-4	333-187970	April 17, 2013	3.2
4.1	Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023	8-K	001-16441	December 28, 2012	4.1
4.2	Pledge and Security Agreement dated as of December 24, 2012, by and among CC Holdings GS V LLC, Pinnacle Towers LLC, Pinnacle Towers III LLC, Pinnacle Towers V Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023	S-4	333-187970	April 17, 2013	4.2
10.1	Agreement to Contribute, Lease and Sublease, dated as February 14, 2005, among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.	8-K	001-32168	February 17, 2005	10.1
10.2	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1
10.3	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.4	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.5	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.6	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5
10.7	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6
10.8	Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners	S-4	333-187970	April 17, 2013	10.8
10.9	Registration Rights Agreement, dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers	8-K	001-16441	December 28, 2012	10.2
22*	List of Subsidiaries	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from CC Holdings GS V LLC's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from CC Holdings GS V LLC's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL	—	—	—	—

*    Filed herewith.
**    Furnished herewith.
Item 16.    Form 10-K Summary
N/A

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of April, 2020.

CC HOLDINGS GS V LLC

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Kenneth J. Simon and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities, to sign any and all documents relating to the Annual Report on Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2019 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 9th day of April, 2020.

Name	Title

/s/ JAY A. BROWN	President, Chief Executive Officer and Director
Jay A. Brown	(Principal Executive Officer)

/s/ DANIEL K. SCHLANGER	Executive Vice President, Chief Financial Officer and Director
Daniel K. Schlanger	(Principal Financial Officer)

/s/ KENNETH J. SIMON	Executive Vice President, General Counsel and Director
Kenneth J. Simon

/s/ ROBERT S. COLLINS	Vice President and Controller
Robert S. Collins	(Principal Accounting Officer)

CC HOLDINGS GS V LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2019	$1,601	$323	$—	$(293)	$1,631
2018	$1,300	$768	$—	$(467)	$1,601
2017	$1,810	$662	$—	$(1,172)	$1,300

CC HOLDINGS GS V LLC
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2019 and 2018
(In thousands of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period	Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
7,555 sites(1)	$995,431	(2)	(3)	(3)	$2,105,722	$(1,095,355)	Various	Various	Up to 20 years

(1)	No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.

(2)	As of December 31, 2019, all of the Company's debt is secured by a pledge of the equity interests in each applicable Guarantor.

(3)	The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

	2019	2018
		(As Restated)(a)
Gross amount at beginning	$2,014,936	$1,946,218
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions	—	—
Site construction and improvements	79,039	63,369
Purchase of land interests	—	—
Sustaining capital expenditures	7,571	7,560
Other	7,666	—
Total additions	94,276	70,929
Deductions during period:
Cost of real estate sold or disposed	(3,490)	(2,211)
Other	—	—
Total deductions:	(3,490)	(2,211)
Balance at end	$2,105,722	$2,014,936

	2019	2018
		(As Restated)(a)
Gross amount of accumulated depreciation at beginning	$(1,004,485)	$(912,960)
Additions during period:
Depreciation	(93,049)	(92,986)
Total additions	(93,049)	(92,986)
Deductions during period:
Amount for assets sold or disposed	2,179	1,461
Other	—	—
Total deductions	2,179	1,461
Balance at end	$(1,095,355)	$(1,004,485)

(a)	See note 2 to the Company's consolidated financial statements for further information regarding the restatement.