Form 10-Q
period 2020-03-31
CC Holdings GS V LLC
filed 2020-05-06
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2020, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC
Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I—Item 4. Controls and Procedures" and "Part II—Item 1A. Risk Factors" herein. Such forward-looking statements include (1) anticipated growth in the wireless industry and demand for wireless data, (2) wireless carriers' focus on improving network quality and expanding capacity, (3) demand for our towers, including factors driving such demand, and the potential benefits that may be derived therefrom, (4) availability and adequacy of cash flows and liquidity for future discretionary investments, (5) debt maturities, (6) income taxes, (7) the potential impact of novel coronavirus (COVID-19) pandemic, (8) the potential effects of the restatement of our previously issued consolidated financial statements, including the Historical Adjustments related thereto, and (9) expectations regarding our remediation efforts related to a material weakness in our internal control over financial reporting.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Part II—Item 1A. Risk Factors" herein and "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("2019 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.
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

Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms, "we," "our," or "us" as used in this Form 10-Q refer to CC Holdings GS V LLC ("CCL") and its consolidated wholly owned subsidiaries (collectively, "Company"). The Company is a wholly owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of CCIC. Capitalized terms used but not defined in this Form 10-Q have the same meaning given to them in the 2019 Form 10-K.
Explanatory Note
As previously disclosed in the Explanatory Note of the 2019 Form 10-K, we restated our audited consolidated financial statements for the years ended December 31, 2018 and 2017, and quarterly unaudited financial information for the quarterly and year-to-date periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019. Accordingly the condensed consolidated financial statements as of and for the quarterly period ended March 31, 2019 included in this Form 10-Q have been restated to reflect the Historical Adjustments described in the 2019 Form 10-K. See also note 2 to our condensed consolidated financial statements for further information on the impact of the Historical Adjustments on the condensed consolidated financial statements as of and for the quarterly period ended March 31, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$28,967	$20,407
Receivables, net	4,761	3,620
Prepaid expenses	12,890	29,643
Deferred site rental receivables and other current assets	32,168	13,278
Total current assets	78,786	66,948
Deferred site rental receivables	354,834	354,075
Property and equipment, net of accumulated depreciation of $1,118,425 and $1,095,355, respectively	1,001,086	1,010,367
Operating lease right-of-use assets	1,149,952	1,150,476
Goodwill	1,338,730	1,338,730
Other intangible assets, net	650,535	678,956
Long-term prepaid rent and other assets, net	1,889	1,905
Total assets	$4,575,812	$4,601,457

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,054	$2,652
Accrued interest	17,748	8,126
Deferred revenues(a)	84,465	70,217
Other accrued liabilities	9,730	6,146
Current portion of operating lease liabilities—third parties	37,194	37,164
Current portion of operating lease liabilities—related parties	20,790	20,417
Total current liabilities	171,981	144,722
Debt	995,777	995,431
Operating lease liabilities—third parties	839,003	845,960
Operating lease liabilities—related parties	321,844	314,920
Other long-term liabilities(a)	197,092	203,470
Total liabilities	2,525,697	2,504,503
Commitments and contingencies (note 8)
Member's equity:
Member's equity	2,050,115	2,096,954
Accumulated earnings (deficit)	—	—
Total member's equity	2,050,115	2,096,954
Total liabilities and equity	$4,575,812	$4,601,457

(a)
Reflects the recording of deferred revenues in connection with the tower installation and modification transactions described in note 5 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2020	2019
		(As Restated)
Site rental revenues:
Revenues from tenant contracts	$172,389	$167,322
Amortization of tower installations and modifications(a)	14,052	12,171
Total site rental revenues	186,441	179,493

Operating expenses:
Site rental cost of operations—third parties(b)	37,827	37,282
Ground rent expenses—related parties	11,281	10,609
Site rental cost of operations—total(b)	49,108	47,891
Management fee—related party	12,722	12,124
Asset write-down charges	424	190
Depreciation, amortization and accretion	52,346	51,580
Total operating expenses	114,600	111,785
Operating income (loss)	71,841	67,708
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)
Other income (expense)	15	(3)
Income (loss) before income taxes	61,887	57,736
Benefit (provision) for income taxes	(106)	(98)
Net income (loss)	$61,781	$57,638

(a)
Represents the amortization of deferred revenues recorded in connection with the tower installation and modification transactions described in note 5 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions.

(b)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2020	2019
		(As Restated)
Cash flows from operating activities:(a)
Net income (loss)	$61,781	$57,638
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	52,346	51,580
Amortization of deferred financing costs	346	346
Asset write-down charges	424	190
Changes in assets and liabilities:
Increase (decrease) in accrued interest	9,622	9,622
Increase (decrease) in accounts payable	1,200	(32)
Increase (decrease) in other liabilities	11,187	5,968
Decrease (increase) in receivables	(1,141)	1,516
Decrease (increase) in other assets	(2,143)	(3,675)
Net cash provided by (used for) operating activities	133,622	123,153
Cash flows from investing activities:
Capital expenditures(b)	(16,442)	(18,678)
Net cash provided by (used for) investing activities	(16,442)	(18,678)
Cash flows from financing activities:
Distributions to member	(108,620)	(105,472)
Net cash provided by (used for) financing activities	(108,620)	(105,472)
Net increase (decrease) in cash and cash equivalents	8,560	(997)
Cash and cash equivalents at beginning of period	20,407	18,707
Cash and cash equivalents at end of period	$28,967	$17,710

(a)
The Company receives no cash from, and is not party to, the tower installation and modification transactions described in note 5. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and, as such, the amounts have been recorded as deferred revenues.

(b)
Includes permanent improvements recorded in connection with the tower installation and modification transactions described in note 5. The Company receives no cash from, and is not party to, such transactions.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2020	$2,096,954	$—	$2,096,954
Distributions to member(a)	(46,839)	(61,781)	(108,620)
Net income (loss)	—	61,781	61,781
Balance, March 31, 2020	$2,050,115	$—	$2,050,115

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2019 (as restated)	$2,219,198	$—	$2,219,198
Distributions to member (as restated)(a)	(47,834)	(57,638)	(105,472)
Net income (loss) (as restated)	—	57,638	57,638
Balance, March 31, 2019 (as restated)	$2,171,364	$—	$2,171,364

(a)	See note 5. The Company receives no cash from, and is not party to, the tower installation and modification transactions described in note 5.

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
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2019, and related notes thereto, included in the 2019 Form 10-K filed by the Company with the SEC.
The Company is organized specifically to own, lease and manage towers and other structures (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "sites") that are geographically dispersed across the U.S. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "tenant contracts"). The Company's customers on its sites are referred to herein as "tenants." Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement, as the Company has no employees.
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
For U.S federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See note 6.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2020, the condensed consolidated results of operations for the three months ended March 31, 2020 and 2019 and the condensed consolidated cash flows for the three months ended March 31, 2020 and 2019. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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

2.	Restatement of Previously Issued Condensed Consolidated Financial Statements
The tables below summarize the impact of the Restatement Adjustments that were related to the timing of revenue recognition on CCIC's tower installation services. Specifically, CCIC determined that its historical practice of recognizing the full transaction price as services revenues upon completion of an installation was not acceptable under GAAP. Instead, a portion of the transaction price for CCIC's tower installation services, specifically the amounts associated with permanent improvements recorded as fixed assets, represent a lease component and should be recognized by CCIC as site rental revenues on a ratable basis over the associated estimated lease term.
CCIC, through its wholly owned subsidiary, offers certain installation and other construction-related services to tenants on the towers owned by CCIC's subsidiaries (including to tenants on the Company's towers). That business is separate from the operations of the Company, and the Company (1) is not party to such transactions and (2) does not receive any cash associated

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

with such transactions. However, when CCIC is engaged by, and performs an installation or other activity for, a tenant that is locating or located on the Company's towers, and such transaction results in (1) enhancing a tower in connection with a new tenant installing equipment on the tower for the first time or as part of subsequent equipment augmentations or (2) modifying the structure of a tower to accommodate the additional tenant, the Company records any permanent improvement that is made on its tower site as a fixed asset. Historically, in connection with recording such permanent improvements as fixed assets on its financial statements, the Company would also record a corresponding amount as a capital contribution from CCIC.
The Company determined that, despite the Company not receiving any cash, an amount equal to the lease component as a result of such installation and other construction-related services should be recorded on the consolidated financial statements as deferred revenue, and then amortized as revenues on a ratable basis over the length of the tenants’ associated estimated lease term.
In addition to the determination discussed above, the Company has also determined that errors existed related to its accounting for obligations to perform asset retirement activities pursuant to its ground lease and easement agreements. Specifically, the Company should not have recorded asset retirement obligations for its Sprint Sites, as the associated estimated retirement would occur beyond the period for which the Company has a contract term to these sites. The correction of the errors related to the Company's accounting for obligations to perform asset retirement activities resulted in (1) a decrease to both "Property and equipment, net" and "Member's equity" of $4.4 million on the Company's consolidated balance sheet as of March 31, 2020, and (2) a decrease to "Depreciation, amortization, and accretion" on the Company's consolidated statement of operations of $0.7 million for the three months ended March 31, 2020.
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
In addition, the Company has also made other adjustments to the financial statements referenced above to correct errors that were not material to its condensed consolidated financial statements. Such immaterial adjustments are related to a revision in the presentation of certain tower installation activities from a gross basis to a net basis, including the associated removal of certain amounts historically categorized as capital expenditures.
In addition to the restatement of the condensed consolidated financial statements, certain historical information in the notes to the condensed consolidated financial statements have been restated to reflect the impact of the Historical Adjustments.
Consolidated Balance Sheet

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

(a)
Reflects the recording of deferred revenues in connection with the tower installation and modification transactions described in note 5 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

Consolidated Statement of Operations

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

(a)
Represents the amortization of deferred revenues recorded in connection with the tower installation and modification transactions described in note 5 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions.

Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:(a)
Net income (loss)	$44,685	$12,907	$46	$57,638
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	52,362	(736)	(46)	51,580
Increase (decrease) in other liabilities	3,738	2,230	—	5,968
Net cash provided by (used for) operating activities	108,752	14,401	—	123,153
Cash flows from investing activities:
Capital expenditures(b)	(18,745)	—	67	(18,678)
Net cash provided by (used for) investing activities	(18,745)	—	67	(18,678)
Cash flows from financing activities:
Distributions to member	(91,004)	(14,401)	(67)	(105,472)
Net cash provided by (used for) financing activities	(91,004)	(14,401)	(67)	(105,472)
Net increase (decrease) in cash and cash equivalents	(997)	—	—	(997)
Cash and cash equivalents at beginning of year	18,707	—	—	18,707
Cash and cash equivalents at end of year	$17,710	$—	$—	$17,710

(a)
The Company receives no cash from, and is not party to, the tower installation and modification transactions described in note 5. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and, as such, the amounts have been recorded as deferred revenues.

(b)
Includes permanent improvements recorded in connection with the tower installation and modification transactions described in note 5. The Company receives no cash from, and is not party to, such transactions.

3.	Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2020 had a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Unaudited
(Tabular dollars in thousands)

Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

4.	Debt
The outstanding balance of the 3.849% Secured Notes due April 2023 as of March 31, 2020 and December 31, 2019 was $996 million and $995 million, respectively.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2020	2019
Interest expense on debt obligations	$9,623	$9,623
Amortization of deferred financing costs	346	346
Total	$9,969	$9,969

5.	Related Party Transactions
Pursuant to the Management Agreement, CCUSA has agreed to employ, supervise and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company’s "Operating Revenues," as defined in the Management Agreement, which is based on the Company's reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses (which includes real estate and personal property taxes, ground lease and easement payments, and insurance premiums).
Further, in connection with its role as Manager, CCUSA may offer certain installation and modification services to tenants on the Company's towers; however, the Company receives no cash from, and is not party to, such transactions. The Company includes the deferred revenue for a portion of the transaction price for the tower installation and modification services, which represents a lease component under GAAP, within "Deferred revenues," on the Company's condensed consolidated balance sheet and recognizes it as "Amortization of tower installations and modifications" on the Company's condensed consolidated statement of operations over the associated estimated lease term. The portions of the transaction price which do not represent a lease component are not reflected in the Company's operating results.
As part of CCIC's strategy to obtain long-term control of the land interests under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company, and the Company pays ground rent expenses to the affiliates. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of March 31, 2020, more than 30% of the Company's towers were located on land which was controlled by an affiliate. Also, the Company receives site rental revenues from affiliates for land owned by the Company on which affiliates have towers.
For the three months ended March 31, 2020 and 2019, the Company recorded equity distributions of $108.6 million and$105.5 million, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of March 31, 2020 and 2019, other than the amounts of its ROU assets and operating lease liabilities related to land leased from affiliates of the Company reflected in "Operating lease right-of-use assets," "Current portion of operating lease liabilities—related parties" and "Operating lease liabilities—related parties," the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.

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
For the three months ended March 31, 2020 and 2019, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction and (2) state taxes.

7.	Fair Values
The fair value of cash and cash equivalents approximates the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2019, in the Company's valuation techniques used to measure fair values. The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets and liabilities, are as follows:

	Level in Fair Value Hierarchy	March 31, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$28,967	$28,967	$20,407	$20,407
Liabilities:
Debt	2	995,777	1,004,500	995,431	1,046,200

8.	Commitments and Contingencies
The Company is involved in various claims, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's condensed consolidated financial position or results of operations. In addition, see note 1 for a discussion of CCIC's option to purchase approximately 68% of the Company's towers at the end of their respective lease terms. CCIC has no obligation to exercise the purchase option.

9.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)	$26,402	$25,827
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)	11,756	5,879

(a)	Excludes cash payments related to contingent payment pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.

(b)	Inclusive of leases with related parties. See note 5.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and our consolidated financial statements including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2019 Form 10-K. As discussed in the "Explanatory Note" to this Form 10-Q and in further detail in our 2019 Form 10-K, amounts reflected for the first quarter of 2019 have been restated to reflect the impact of the Historical Adjustments.
Throughout this Item 2 and this Form 10-Q, site rental revenues include both revenues from tenant contracts and amortization of tower installations and modifications.
General Overview
We own, lease and manage sites that are geographically dispersed throughout the United States. The vast majority of our site rental revenues is of a recurring nature and is subject to long-term contracts with our tenants.
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2020:

•	Potential growth resulting from the increasing demand for wireless data

◦
We expect U.S. wireless carriers will continue their focus on improving network quality and expanding capacity (including through 5G initiatives) by adding additional antennas or other equipment on our sites.

◦
We expect existing and potential new tenant demand for our towers will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity (6) the adoption of other bandwidth-intensive applications (such as cloud services and video communications) and (7) the availability of additional spectrum.

◦	Tenant additions on our existing sites are achieved at a low incremental operating cost, delivering high incremental returns.

◦
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

◦	Weighted-average remaining term of approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $4.3 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	Approximately 90% of our site rental revenues were derived from Sprint, AT&T, T-Mobile and Verizon Wireless.

▪	On April 1, 2020, T-Mobile and Sprint announced the completion of their previously disclosed merger. For additional information, see "Item 1A. Risk Factors" in our 2019 Form 10-K.

•	Majority of land interests under our towers under long-term control

◦
More than 80% and more than 50% of our sites are under our control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers that reside on land interests that are owned, including through fee interests and perpetual easements.

◦
Approximately one-fourth of our site rental costs of operations represent ground lease payments to our affiliates. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 4 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $133.6 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Coronavirus (COVID-19)
The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has adversely affected the United States. In response, both the public and private sectors have introduced certain policies and initiatives in an effort to reduce the transmission of COVID-19 ("Initiatives"), such as the imposition of travel restrictions; mandates from federal, state and local authorities to close non-essential businesses and avoid large gatherings of people; quarantine or "shelter-in-place;" and the promotion of social distancing and the adoption of work-from-home and online learning by companies and institutions. In addition, the continued spread of COVID-19 and the resulting Initiatives have led to a significant economic downturn, global supply chain disruptions and volatility in the global capital markets.
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure viability of communications networks, which are essential to public health and safety. We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows in the first quarter of 2020. We currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position" and "Item 1A. Risk Factors."
Guarantor Subsidiaries
In March 2020, the SEC adopted amendments to reduce and simplify the financial disclosure requirements for guarantors and issuers of guaranteed registered securities, and affiliates of such issuers whose securities are collateralized. The amendments will be effective January 4, 2021, but voluntary compliance with the amendments in advance of January 4, 2021 is permitted.
Summary financial information of such subsidiaries that, in certain circumstances, may be required by the amendments described above is not provided in this Form 10-Q because the assets, liabilities and results of operations of the combined guarantors of the 3.849% Secured Notes and CCL affiliates whose securities are pledged as collateral to secure the 3.849% Secured Notes are not materially different than the corresponding amounts presented in CCL's consolidated financial statements. Below is a description of certain material terms of the guarantees of the 3.849% Secured Notes and the pledge of the equity interests of the Guarantors (as defined below) that secures the 3.849% Secured Notes.
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
Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2019 Form 10-K. Amounts for three months ended March 31, 2019, and any discussion relating to those amounts, give effect to the impact of the Historical Adjustments as described in the "Explanatory Note."
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts. See "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 3 to our 2019 Form 10-K.

Highlights of our results of operations for the three months ended March 31, 2020 and 2019 are depicted below.

	Three Months Ended March 31,
(In thousands of dollars)	2020	2019	Percent Change
		(As Restated)
Site rental revenues:
Revenues from tenant contracts	$172,389	$167,322	3%
Amortization of tower installations and modifications(a)	14,052	12,171	15%
Total site rental revenues	186,441	179,493	4%

Operating expenses:
Site rental cost of operations—third parties(b)	37,827	37,282	1%
Ground rent expenses—related parties	11,281	10,609	6%
Site rental cost of operations—total(b)	49,108	47,891	3%
Management fee—related party	12,722	12,124	5%
Asset write-down charges	424	190	*
Depreciation, amortization and accretion	52,346	51,580	1%
Total operating expenses	114,600	111,785	3%
Operating income (loss)	71,841	67,708	6%
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	*
Other income (expense)	15	(3)
Income (loss) before income taxes	61,887	57,736
Benefit (provision) for income taxes	(106)	(98)
Net income (loss)	$61,781	$57,638

*	Percentage is not meaningful.

(a)
Represents the amortization of deferred revenues recorded in connection with the tower installation and modification transactions described in note 5 to our condensed consolidated financial statements that result in permanent improvements to our towers. We receive no cash from, and are not party to, such transactions..

(b)	Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee
First Quarter 2020 and 2019
Site rental revenues for the three months ended March 31, 2020 increased by $6.9 million, or 4%, from the same period in the prior year. Site rental revenues were impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the three months ended March 31, 2020 increased by $4.1 million, or 6%, from the same period in the prior year. The increase in operating income was primarily due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the three months ended March 31, 2019.
Interest expense and amortization of deferred financing costs for the three months ended March 31, 2020 remained unchanged from the same period in the prior year.
Net income for the three months ended March 31, 2020 was $61.8 million, compared to net income of $57.6 million for the three months ended March 31, 2019. The increase was primarily due to the aforementioned increase in site rental revenues.
Liquidity and Capital Resources
Overview
General. Our core business generates revenues under long-term tenant contracts (See "Item 2. MD&A—General Overview"), from the largest U.S. wireless carriers. Historically, our net cash provided by operating activities has exceeded our capital expenditures. For the foreseeable future, we expect to generate net cash provided by operating activities (exclusive of movements in working capital) that exceeds our capital expenditures. We seek to allocate the net cash generated from our business in a manner that we believe drives value for our member.
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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2020:

(In thousands of dollars)	March 31, 2020
Cash and cash equivalents	$28,967
Debt	995,777
Total member's equity	2,050,115
Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no scheduled contractual debt maturities.
See note 4 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Three Months Ended March 31,
(In thousands of dollars)	2020	2019	Change
		(As Restated)
Net cash provided by (used for):
Operating activities	$133,622	$123,153	$10,469
Investing activities	(16,442)	(18,678)	2,236
Financing activities	(108,620)	(105,472)	(3,148)
Net increase (decrease) in cash and cash equivalents	$8,560	$(997)	$9,557
Operating Activities
The increase in net cash provided by operating activities for the first three months of 2020 of $10.5 million, or 9%, from the first three months of 2019, was primarily due to growth in cash revenues, including cash escalations that are subject to straight-line accounting, and a net increase from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.

Investing Activities
Capital Expenditures
Our capital expenditures are primarily recorded as a result of tower installation and modification services performed by CCUSA that result in permanent improvements to our towers. We receive no cash from, and are not party to, such transactions. Such capital expenditures include the following:

•
Discretionary capital expenditures primarily consist of expansion or development of sites (including capital expenditures related to (1) enhancing sites in order to add new tenants for the first time or support subsequent tenant equipment augmentations, or (2) modifying the structure of a site asset to accommodate additional tenants). Discretionary capital expenditures also include purchases of land interests under our towers, certain technology-related investments necessary to support and scale future tenant demand for our sites, and other capital projects. The expansion or development of existing sites to accommodate new leasing typically varies based on, among other factors: (1) the type of site, (2) the scope, volume and mix of work performed on the site, (3) existing capacity prior to installation or (4) changes in structural engineering regulations and standards. Our decisions regarding discretionary capital expenditures are influenced by (1) sufficient potential to enhance CCIC's long-term stockholder value, (2) CCIC's availability and cost of capital and (3) CCIC's expected returns on alternative uses of cash, such as payments of dividends and investments.

•	Sustaining capital expenditures consist of maintenance capital expenditures on our sites that enable our tenants' ongoing quiet enjoyment of the site.
Capital expenditures for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(In thousands of dollars)	2020	2019	Change
		(As Restated)
Discretionary	$15,311	$17,607	$(2,296)
Sustaining	1,131	1,071	60
Total	$16,442	$18,678	$(2,236)
Financing Activities
The net cash flows used for financing activities during the three months ended March 31, 2020 and 2019 were impacted by our continued practice of distributing excess cash to our member.
2012 Secured Notes
See our 2019 Form 10-K for a discussion of the 2012 Secured Notes, debt restrictions and disclosures about market risk. There are no financial maintenance covenants in the Secured Notes Indenture. We are currently not restricted in our ability to incur additional indebtedness or distribute cash to affiliates or issue dividends to our member.
Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical accounting policies and estimates for 2020 are not intended to be a comprehensive list of our accounting policies and estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. Our critical accounting policies and estimates as of December 31, 2019 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 3 in our 2019 Form 10-K.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements.
See note 3 to our condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted.
See note 3 to our condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in the Company's internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
Material Weakness in Internal Control over Financial Reporting
As previously disclosed in the Company's 2019 Form 10-K, management concluded that a material weakness existed in the Company's internal control over financial reporting, as it did not effectively design and maintain controls related to the accounting for tower installation and modification services.
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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
See the disclosure in note 8 to our condensed consolidated financial statements, which disclosure is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS
The following risk factor is provided to update the risk factors previously discussed in "Item 1A. Risk Factors" in our 2019 Form 10-K.
The impact of COVID-19 and related risks could materially affect our financial position, results of operations and cash flows.
The global spread of COVID-19 has created significant uncertainty and economic disruption. We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramifications of the disease, and the societal and governmental responses in the communities in which we operate. See "Item 2. MD&A—General Overview—Coronavirus (COVID-19)" for further information. The extent to which the COVID-19 pandemic will affect our financial position, results of operations and cash flows is difficult to predict with certainty and depends on numerous evolving factors, including: the duration and scope of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions. Among other things, COVID-19 and the Initiatives could (1) adversely affect the ability of our suppliers, vendors, and the Manager to provide products and services to us; (2) result in decreased demand for our sites; and (3) make it more difficult for us and the Manager to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business. The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in "Item 1A. Risk Factors" in our 2019 Form 10-K. Due to the speed with which the situation is developing and factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19, the Initiatives, or the measures we take in response thereto on our financial position, results of operations and cash flows, particularly over the near to medium term, but the impact could be material.

ITEM 6.	EXHIBITS
Exhibit Index

Exhibit No.		Description

(a)	3.1	Certificate of Formation, as amended, of CC Holdings GS V LLC

(a)	3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC

(b)	22	List of Subsidiaries

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

†	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101
The following financial statements from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended March 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Changes of Member's Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

*	104	The cover page from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended March 30, 2020, formatted in Inline XBRL

*	Filed herewith.

†	Furnished herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-4 (Registration No. 333-187970) on April 17, 2013.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Annual Report on Form 10-K for the year ended December 31, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	May 6, 2020	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2020	By:	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)