Form 10-Q
period 2020-06-30
CC Holdings GS V LLC
filed 2020-08-04
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC
Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I—Item 4. Controls and Procedures" and "Part II—Item 1A. Risk Factors" herein. Such forward-looking statements include (1) anticipated growth in the wireless industry and demand for wireless data, (2) wireless carriers' focus on improving network quality and expanding capacity, (3) demand for our towers, including factors driving such demand, and the potential benefits that may be derived therefrom, (4) availability and adequacy of cash flows and liquidity, (5) debt maturities, (6) income taxes, (7) the potential impact of novel coronavirus (COVID-19) pandemic, (8) the potential effects of the restatement of our previously issued consolidated financial statements, including the Historical Adjustments related thereto, and (9) expectations regarding our remediation efforts related to a material weakness in our internal control over financial reporting.
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
Explanatory Note
As previously disclosed in the Explanatory Note of the 2019 Form 10-K, we restated our audited consolidated financial statements for the years ended December 31, 2018 and 2017, and quarterly unaudited financial information for the quarterly and year-to-date periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019. Accordingly, the condensed consolidated financial statements as of and for the three and six months ended June 30, 2019 included in this Form 10-Q have been restated to reflect the Historical Adjustments described in the 2019 Form 10-K. See also note 2 to our condensed consolidated financial statements for further information on the impact of the Historical Adjustments on the condensed consolidated financial statements as of and for the three and six months ended June 30, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$28,886	$20,407
Receivables, net	4,331	3,620
Prepaid expenses	20,253	12,714
Deferred site rental receivables and other current assets	34,561	30,207
Total current assets	88,031	66,948
Deferred site rental receivables	353,171	354,075
Property and equipment, net of accumulated depreciation of $1,150,081 and $1,095,355, respectively	988,554	1,010,367
Operating lease right-of-use assets	1,153,939	1,150,476
Goodwill	1,338,730	1,338,730
Other intangible assets, net	622,114	678,956
Long-term prepaid rent and other assets, net	1,756	1,905
Total assets	$4,546,295	$4,601,457

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,957	$2,652
Accrued interest	8,126	8,126
Deferred revenues(a)	87,909	70,217
Other accrued liabilities	6,594	6,146
Current portion of operating lease liabilities—third parties	36,812	37,164
Current portion of operating lease liabilities—related parties	22,477	20,417
Total current liabilities	163,875	144,722
Debt	996,123	995,431
Operating lease liabilities—third parties	843,174	845,960
Operating lease liabilities—related parties	321,060	314,920
Other long-term liabilities(a)	199,687	203,470
Total liabilities	2,523,919	2,504,503
Commitments and contingencies (note 8)
Member's equity:
Member's equity	2,022,376	2,096,954
Accumulated earnings (deficit)	—	—
Total member's equity	2,022,376	2,096,954
Total liabilities and equity	$4,546,295	$4,601,457

(a)
Reflects the recording of deferred revenues in connection with the tower installation and modification transactions described in note 5 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
		(As Restated)		(As Restated)
Site rental revenues:
Revenues from tenant contracts	$171,304	$168,189	$343,693	$335,511
Amortization of tower installations and modifications(a)	14,769	12,764	28,821	24,935
Total site rental revenues	186,073	180,953	372,514	360,446

Operating expenses:
Site rental cost of operations—third parties(b)	38,689	38,524	76,516	75,806
Ground rent expenses—related parties	11,508	10,721	22,789	21,330
Site rental cost of operations—total(b)	50,197	49,245	99,305	97,136
Management fee—related party	12,790	12,503	25,512	24,627
Asset write-down charges	—	185	424	375
Depreciation, amortization and accretion	52,744	51,626	105,090	103,206
Total operating expenses	115,731	113,559	230,331	225,344
Operating income (loss)	70,342	67,394	142,183	135,102
Interest expense and amortization of deferred financing costs	(9,968)	(9,968)	(19,937)	(19,937)
Other income (expense)	71	288	86	285
Income (loss) before income taxes	60,445	57,714	122,332	115,450
Benefit (provision) for income taxes	(106)	(107)	(212)	(205)
Net income (loss)	$60,339	$57,607	$122,120	$115,245

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

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2020	2019
		(As Restated)
Cash flows from operating activities:(a)
Net income (loss)	$122,120	$115,245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	105,090	103,206
Amortization of deferred financing costs	692	692
Asset write-down charges	424	375
Changes in assets and liabilities:
Increase (decrease) in accounts payable	1,645	605
Increase (decrease) in other liabilities	13,768	9,473
Decrease (increase) in receivables	(711)	2,597
Decrease (increase) in other assets	(9,258)	(14,277)
Net cash provided by (used for) operating activities	233,770	217,916
Cash flows from investing activities:
Capital expenditures(b)	(28,593)	(41,358)
Net cash provided by (used for) investing activities	(28,593)	(41,358)
Cash flows from financing activities:
Distributions to member	(196,698)	(177,586)
Net cash provided by (used for) financing activities	(196,698)	(177,586)
Net increase (decrease) in cash and cash equivalents	8,479	(1,028)
Cash and cash equivalents at beginning of period	20,407	18,707
Cash and cash equivalents at end of period	$28,886	$17,679

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

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2020	$2,050,115	$—	$2,050,115
Distributions to member(a)	(27,739)	(60,339)	(88,078)
Net income (loss)	—	60,339	60,339
Balance, June 30, 2020	$2,022,376	$—	$2,022,376

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, April 1, 2019 (as restated)	$2,171,364	$—	$2,171,364
Distributions to member (as restated)(a)	(14,507)	(57,607)	(72,114)
Net income (loss) (as restated)	—	57,607	57,607
Balance, June 30, 2019 (as restated)	$2,156,857	$—	$2,156,857

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2020	$2,096,954	$—	$2,096,954
Distributions to member(a)	(74,578)	(122,120)	(196,698)
Net income (loss)		122,120	122,120
Balance, June 30, 2020	$2,022,376	$—	$2,022,376

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2019 (as restated)	$2,219,198	$—	$2,219,198
Distributions to member (as restated)(a)	(62,341)	(115,245)	(177,586)
Net income (loss) (as restated)	—	115,245	115,245
Balance, June 30, 2019 (as restated)	$2,156,857	$—	$2,156,857

(a)	See note 5. The Company receives no cash from, and is not party to, the tower installation and modification transactions described in note 5.

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
The Company is organized specifically to own, operate, and lease towers and other structures (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "sites") that are geographically dispersed across the U.S. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "tenant contracts"). The Company's customers on its sites are referred to herein as "tenants." Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement, as the Company has no employees.
Approximately 68% of the Company's sites are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases or other agreements assumed by T-Mobile following its merger with Sprint completed April 1, 2020 ("T-Mobile Sites"). CCIC, through its subsidiaries (including the Company), has the option to purchase in 2037 all (but not less than all) of the T-Mobile Sites from T-Mobile for approximately $2.3 billion. CCIC has no obligation to exercise the purchase option.
For U.S federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See note 6.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at June 30, 2020, the condensed consolidated results of operations for the three and six months ended June 30, 2020 and 2019 and the condensed consolidated cash flows for the six months ended June 30, 2020 and 2019. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
CCIC, through its wholly owned subsidiary, offers certain installation and other construction-related services to tenants on the towers owned by CCIC's subsidiaries (including to tenants on the Company's towers). That business is separate from the

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

operations of the Company, and the Company (1) is not party to such transactions and (2) does not receive any cash from such transactions. However, when CCIC is engaged by, and performs an installation or other activity for, a tenant that is locating or located on the Company's towers, and such transaction results in (1) enhancing a tower in connection with a new tenant installing equipment on the tower for the first time or as part of subsequent equipment augmentations or (2) modifying the structure of a tower to accommodate the additional tenant, the Company records any permanent improvement that is made on its tower site as a fixed asset. Historically, in connection with recording such permanent improvements as fixed assets on its financial statements, the Company would also record a corresponding amount as a capital contribution from CCIC.
The Company determined that, despite the Company not receiving any cash, an amount equal to the lease component as a result of such installation and other construction-related services should be recorded on the consolidated financial statements as deferred revenue, and then amortized as revenues on a ratable basis over the length of the tenants’ associated estimated lease term.
In addition to the determination discussed above, the Company has also determined that errors existed related to its accounting for obligations to perform asset retirement activities pursuant to its ground lease and easement agreements. Specifically, the Company should not have recorded asset retirement obligations for its T-Mobile Sites, as the associated estimated retirement would occur beyond the period for which the Company has a contract term to these sites. The correction of the errors related to the Company's accounting for obligations to perform asset retirement activities resulted in (1) a decrease to both "Property and equipment, net" and "Member's equity" of $4.3 million on the Company's consolidated balance sheet as of June 30, 2019, and (2) a decrease to "Depreciation, amortization, and accretion" on the Company's consolidated statement of operations of $0.7 million and $1.5 million for the three and six months ended June 30, 2019, respectively.
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
Condensed Consolidated Balance Sheet

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

Condensed Consolidated Statement of Operations

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

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:(a)
Net income (loss)	$88,745	$26,407	$93	$115,245
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	104,771	(1,472)	(93)	103,206
Changes in assets and liabilities:
Increase (decrease) in other liabilities	908	8,565	—	9,473
Net cash provided by (used for) operating activities	184,416	33,500	—	217,916
Cash flows from investing activities:
Capital expenditures(b)	(41,464)	—	106	(41,358)
Net cash provided by (used for) investing activities	(41,464)	—	106	(41,358)
Cash flows from financing activities:
Distributions to member	(143,980)	(33,500)	(106)	(177,586)
Net cash provided by (used for) financing activities	(143,980)	(33,500)	(106)	(177,586)
Net increase (decrease) in cash and cash equivalents	(1,028)	—	—	(1,028)
Cash and cash equivalents at beginning of year	18,707	—	—	18,707
Cash and cash equivalents at end of year	$17,679	$—	$—	$17,679

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

3.	Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2020 had a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

4.	Debt
The outstanding balance of the 3.849% Secured Notes due April 2023 as of June 30, 2020 and December 31, 2019 was $996 million and $995 million, respectively.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense on debt obligations	$9,622	$9,622	$19,245	$19,245
Amortization of deferred financing costs	346	346	692	692
Total	$9,968	$9,968	$19,937	$19,937

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

5.	Related Party Transactions
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
As part of CCIC's strategy to obtain long-term control of the land interests under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company, and the Company pays ground rent expenses to the affiliates. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of June 30, 2020, more than 30% of the Company's towers were located on land which was controlled by an affiliate. Also, the Company receives site rental revenues from affiliates for land owned by the Company on which affiliates have towers.
For the six months ended June 30, 2020 and 2019, the Company recorded equity distributions of $196.7 million and $177.6 million, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of June 30, 2020 and 2019, other than the amounts of its ROU assets and operating lease liabilities related to land leased from affiliates of the Company reflected in "Operating lease right-of-use assets," "Current portion of operating lease liabilities—related parties" and "Operating lease liabilities—related parties," the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.

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
For the six months ended June 30, 2020 and 2019, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction, and (2) state taxes.

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

	Level in Fair Value Hierarchy	June 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$28,886	$28,886	$20,407	$20,407
Liabilities:
Debt	2	996,123	1,080,200	995,431	1,046,200

8.	Commitments and Contingencies
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

9.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)	$53,207	$52,422
Interest paid	19,245	19,245
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)	26,765	26,708

(a)	Excludes cash payments related to contingent payment pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.

(b)	Inclusive of leases with related parties. See note 5.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and our consolidated financial statements including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2019 Form 10-K. As discussed in the "Explanatory Note" to this Form 10-Q and in further detail in our 2019 Form 10-K, amounts presented for the second quarter of 2019 have been restated to reflect the impact of the Historical Adjustments.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2020:

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

◦	Weighted-average remaining term of approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $4.2 billion of expected future cash inflows.

•	Majority of our revenues from large wireless carriers

◦	Approximately 89% of our site rental revenues were derived from T-Mobile (including revenues previously derived from Sprint), AT&T and Verizon Wireless.

▪	On April 1, 2020, T-Mobile and Sprint announced the completion of their previously disclosed merger. For additional information, see "Item 1A. Risk Factors" in our 2019 Form 10-K.

•	Majority of land interests under our towers under long-term control

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

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented approximately 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 4 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $233.8 million. See "Item 2. MD&A—Liquidity and Capital Resources."
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
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure viability of communications networks, which are essential to public health and safety. We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the six months ended June 30, 2020. We currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position" and "Item 1A. Risk Factors."
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
Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2019 Form 10-K. Amounts for three and six months ended June 30, 2019, and any discussion relating to those amounts, give effect to the impact of the Historical Adjustments as described in the "Explanatory Note" and Note 2 to our condensed consolidation financial statements.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts. See "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 3 to our 2019 Form 10-K.

Highlights of our results of operations for the three and six months ended June 30, 2020 and 2019 are depicted below.

	Three Months Ended June 30,
(In thousands of dollars)	2020	2019	Percent Change
		(As Restated)
Site rental revenues:
Revenues from tenant contracts	$171,304	$168,189	2%
Amortization of tower installations and modifications(a)	14,769	12,764	16%
Total site rental revenues	186,073	180,953	3%

Operating expenses:
Site rental cost of operations—third parties(b)	38,689	38,524	—%
Ground rent expenses—related parties	11,508	10,721	7%
Site rental cost of operations—total(b)	50,197	49,245	2%
Management fee—related party	12,790	12,503	2%
Asset write-down charges	—	185	*
Depreciation, amortization and accretion	52,744	51,626	2%
Total operating expenses	115,731	113,559	2%
Operating income (loss)	70,342	67,394	4%
Interest expense and amortization of deferred financing costs	(9,968)	(9,968)	*
Other income (expense)	71	288
Income (loss) before income taxes	60,445	57,714
Benefit (provision) for income taxes	(106)	(107)
Net income (loss)	$60,339	$57,607

	Six Months Ended June 30,
(In thousands of dollars)	2020	2019	Percent Change
		(As Restated)
Site rental revenues:
Revenues from tenant contracts	$343,693	$335,511	2%
Amortization of tower installations and modifications(a)	28,821	24,935	16%
Total site rental revenues	372,514	360,446	3%

Operating expenses:
Site rental cost of operations—third parties(b)	76,516	75,806	1%
Ground rent expenses—related parties	22,789	21,330	7%
Site rental cost of operations—total(b)	99,305	97,136	2%
Management fee—related party	25,512	24,627	4%
Asset write-down charges	424	375	*
Depreciation, amortization and accretion	105,090	103,206	2%
Total operating expenses	230,331	225,344	2%
Operating income (loss)	142,183	135,102	5%
Interest expense and amortization of deferred financing costs	(19,937)	(19,937)	*
Other income (expense)	86	285
Income (loss) before income taxes	122,332	115,450
Benefit (provision) for income taxes	(212)	(205)
Net income (loss)	$122,120	$115,245

*	Percentage is not meaningful.

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

Second Quarter 2020 and 2019
Site rental revenues for the three months ended June 30, 2020 increased by $5.1 million, or 3%, from the same period in the prior year. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts and escalations offset by non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the three months ended June 30, 2020 increased by $2.9 million, or 4%, from the same period in the prior year. The increase in operating income was primarily due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the three months ended June 30, 2019.
Interest expense and amortization of deferred financing costs for the three months ended June 30, 2020 remained unchanged from the same period in the prior year.
Net income for the three months ended June 30, 2020 was $60.3 million, compared to net income of $57.6 million for the three months ended June 30, 2019. The increase was primarily due to the aforementioned increase in site rental revenues.
First Six Months 2020 and 2019
Site rental revenues for the six months ended June 30, 2020 increased by $12.1 million, or 3%, from the same period in the prior year. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: new tenant additions across our entire portfolio, renewals or extensions of tenant leases and escalations offset by non-renewal of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the six months ended June 30, 2020 increased by $7.1 million, or 5%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the six months ended June 30, 2019.
Interest expense and amortization of deferred financing costs for the six months ended June 30, 2020 remained unchanged from the same period in the prior year.
Net income for the six months ended June 30, 2020 was $122.1 million compared to net income of $115.2 million for the six months ended June 30, 2019. The increase was due primarily to the aforementioned increase in site rental revenues.
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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2020:

(In thousands of dollars)	June 30, 2020
Cash and cash equivalents	$28,886
Debt	996,123
Total member's equity	2,022,376

Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no scheduled contractual debt maturities.
See note 4 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Six Months Ended June 30,
(In thousands of dollars)	2020	2019	Change
		(As Restated)
Net cash provided by (used for):
Operating activities	$233,770	$217,916	$15,854
Investing activities	(28,593)	(41,358)	12,765
Financing activities	(196,698)	(177,586)	(19,112)
Net increase (decrease) in cash and cash equivalents	$8,479	$(1,028)	$9,507
Operating Activities
The increase in net cash provided by operating activities for the first six months of 2020 of $15.9 million, or 7%, from the first six months of 2019, was primarily due to growth in cash revenues, including cash escalations that are subject to straight-line accounting, and a net increase from changes in working capital. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.
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

•	Sustaining capital expenditures consist of maintenance capital expenditures on our sites that enable our tenants' ongoing quiet enjoyment of the site.
Capital expenditures for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
(In thousands of dollars)	2020	2019	Change
		(As Restated)
Discretionary	$26,659	$37,949	$(11,290)
Sustaining	1,934	3,409	(1,475)
Total	$28,593	$41,358	$(12,765)
Financing Activities
The net cash flows used for financing activities during the six months ended June 30, 2020 and 2019 were impacted by our continued practice of distributing excess cash to our member.

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
Remediation of Material Weakness
Management is in the process of remediating the material weakness described above. Management has revised its accounting policies for its tower installation and modification services to identify and account for lease components and the related calculation of deferred revenue and is making improvements to existing processes and controls related to the determination of the accuracy of capital expenditures made for permanent improvements associated with tower installation services. Management is also implementing training with respect to the new processes and evaluating the need for additional resources.
Management believes that the measures described above will remediate the identified material weakness and strengthen the Company’s internal control over financial reporting. Management may take additional measures to strengthen its internal control environment.

Changes in Internal Control Over Financial Reporting
Except as discussed above with respect to management's ongoing remediation of the material weakness, there have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The global spread of COVID-19 has created significant uncertainty and economic disruption. We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramifications of the disease, and the societal and governmental responses in the communities in which we operate. See "Item 2. MD&A—General Overview—Coronavirus (COVID-19)" for further information. The extent to which the COVID-19 pandemic will affect our financial position, results of operations and cash flows is difficult to predict with certainty and depends on numerous evolving factors, including: the duration, scope and severity of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions. Among other things, COVID-19 and the Initiatives could (1) adversely affect the ability of our suppliers, vendors, and the Manager to provide products and services to us; (2) result in decreased demand for our sites; and (3) make it more difficult for us and the Manager to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business. The potential effects of COVID-19 could also heighten the risks disclosed in many of our risk factors that are included in "Item 1A. Risk Factors" in our 2019 Form 10-K. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19, the Initiatives, or the measures we take in response thereto on our financial position, results of operations and cash flows, particularly over the near to medium term, but the impact could be material.

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

CC HOLDINGS GS V LLC

Date:	August 4, 2020	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2020	By:	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)