Form 10-Q
period 2020-09-30
CC Holdings GS V LLC
filed 2020-11-04
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2020, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q, and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC
Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," and any variations of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I—Item 4. Controls and Procedures" and "Part II—Item 1A. Risk Factors" herein. Such forward-looking statements include (1) anticipated growth in the wireless industry and demand for wireless data, (2) wireless carriers' focus on improving network quality and expanding capacity, (3) demand for our towers, including factors driving such demand, and the potential benefits that may be derived therefrom, (4) availability and adequacy of cash flows and liquidity, (5) value which may be derived from our allocation of cash generated from our business, (6) debt maturities, (7) income taxes, (8) the potential impact of novel coronavirus ("COVID-19") pandemic, (9) the potential effects of the restatement of our previously issued consolidated financial statements, including the Historical Adjustments related thereto, and (10) expectations regarding our remediation efforts related to a material weakness in our internal control over financial reporting.
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
Explanatory Note
As previously disclosed in the Explanatory Note of the 2019 Form 10-K, we restated our audited consolidated financial statements for the years ended December 31, 2018 and 2017, and quarterly unaudited financial information for the quarterly and year-to-date periods in the year ended December 31, 2018 and first three quarters for the year ended December 31, 2019. Accordingly, the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019 included in this Form 10-Q have been restated to reflect the Historical Adjustments described in the 2019 Form 10-K. See also note 2 to our condensed consolidated financial statements for further information on the impact of the Historical Adjustments on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$31,565	$20,407
Receivables, net	4,061	3,620
Prepaid expenses	17,135	12,714	(a)
Deferred site rental receivables and other current assets	36,659	30,207	(a)
Total current assets	89,420	66,948
Deferred site rental receivables	349,932	354,075
Property and equipment, net of accumulated depreciation of $1,174,449 and $1,095,355, respectively	972,323	1,010,367
Operating lease right-of-use assets	1,163,109	1,150,476
Goodwill	1,338,730	1,338,730
Other intangible assets, net	593,694	678,956
Long-term prepaid rent and other assets, net	1,749	1,905
Total assets	$4,508,957	$4,601,457

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,696	$2,652
Accrued interest	17,748	8,126
Deferred revenues(b)	87,503	70,217
Other accrued liabilities	5,371	6,146
Current portion of operating lease liabilities—third parties	37,790	37,164
Current portion of operating lease liabilities—related parties	23,175	20,417
Total current liabilities	173,283	144,722
Debt	996,469	995,431
Operating lease liabilities—third parties	848,407	845,960
Operating lease liabilities—related parties	323,219	314,920
Other long-term liabilities(b)	194,620	203,470
Total liabilities	2,535,998	2,504,503
Commitments and contingencies (note 8)
Member's equity:
Member's equity	1,972,959	2,096,954
Accumulated earnings (deficit)	—	—
Total member's equity	1,972,959	2,096,954
Total liabilities and equity	$4,508,957	$4,601,457

(a)
Reflects the correction of certain immaterial prior period misclassifications of the reported balances in "Prepaid expenses" and "Deferred site rental receivables and other current assets" on the condensed consolidated balance sheet as of December 31, 2019.

(b)
Reflects the recording of deferred revenues in connection with the tower installation and modification transactions described in note 5 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		(As Restated)		(As Restated)
Site rental revenues:
Revenues from tenant contracts	$173,348	$171,745	$517,041	$507,256
Amortization of tower installations and modifications(a)	14,818	13,436	43,639	38,371
Total site rental revenues	188,166	185,181	560,680	545,627

Operating expenses:
Site rental cost of operations—third parties(b)	38,640	38,406	115,156	114,212
Ground rent expenses—related parties	11,446	10,880	34,235	32,210
Site rental cost of operations—total(b)	50,086	49,286	149,391	146,422
Management fee—related party	13,084	12,611	38,596	37,238
Asset write-down charges	—	—	424	375
Depreciation, amortization and accretion	53,048	51,881	158,138	155,087
Total operating expenses	116,218	113,778	346,549	339,122
Operating income (loss)	71,948	71,403	214,131	206,505
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	(29,906)	(29,906)
Other income (expense)	(12)	160	74	445
Income (loss) before income taxes	61,967	61,594	184,299	177,044
Benefit (provision) for income taxes	(80)	(102)	(292)	(307)
Net income (loss)	$61,887	$61,492	$184,007	$176,737

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

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2020	2019
		(As Restated)
Cash flows from operating activities:(a)
Net income (loss)	$184,007	$176,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	158,138	155,087
Amortization of deferred financing costs	1,038	1,038
Asset write-down charges	424	375
Changes in assets and liabilities:
Increase (decrease) in accrued interest	9,622	9,622
Increase (decrease) in accounts payable	1,802	(3,844)
Increase (decrease) in other liabilities	6,800	15,477
Decrease (increase) in receivables	(441)	1,978
Decrease (increase) in other assets	(5,051)	(14,256)
Net cash provided by (used for) operating activities	356,339	342,214
Cash flows from investing activities:
Capital expenditures(b)	(37,179)	(64,204)
Net cash provided by (used for) investing activities	(37,179)	(64,204)
Cash flows from financing activities:
Distributions to member	(308,002)	(278,231)
Net cash provided by (used for) financing activities	(308,002)	(278,231)
Net increase (decrease) in cash and cash equivalents	11,158	(221)
Cash and cash equivalents at beginning of period	20,407	18,707
Cash and cash equivalents at end of period	$31,565	$18,486

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

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2020	$2,022,376	$—	$2,022,376
Distributions to member(a)	(49,417)	(61,887)	(111,304)
Net income (loss)	—	61,887	61,887
Balance, September 30, 2020	$1,972,959	$—	$1,972,959

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, July 1, 2019 (as restated)	$2,156,857	$—	$2,156,857
Distributions to member (as restated)(a)	(39,153)	(61,492)	(100,645)
Net income (loss) (as restated)	—	61,492	61,492
Balance, September 30, 2019 (as restated)	$2,117,704	$—	$2,117,704

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2020	$2,096,954	$—	$2,096,954
Distributions to member(a)	(123,995)	(184,007)	(308,002)
Net income (loss)		184,007	184,007
Balance, September 30, 2020	$1,972,959	$—	$1,972,959

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2019 (as restated)	$2,219,198	$—	$2,219,198
Distributions to member (as restated)(a)	(101,494)	(176,737)	(278,231)
Net income (loss) (as restated)	—	176,737	176,737
Balance, September 30, 2019 (as restated)	$2,117,704	$—	$2,117,704

(a)	See note 5. The Company receives no cash from, and is not party to, the tower installation and modification transactions described in note 5.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

1.	General
The accompanying consolidated financial statements reflect the consolidated financial position, results of operations and cash flows of CC Holdings GS V LLC ("CCL") and its consolidated wholly-owned subsidiaries (collectively, "Company"). The Company is a wholly-owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC"). CCL is a Delaware limited liability company that is a holding company and an issuer of the Company's debt. Intercompany accounts, transactions and profits have been eliminated. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2020, the condensed consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated cash flows for the nine months ended September 30, 2020 and 2019. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the U.S. ("GAAP"). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
In addition to the determination discussed above, the Company has also determined that errors existed related to its accounting for obligations to perform asset retirement activities pursuant to its ground lease and easement agreements. Specifically, the Company should not have recorded asset retirement obligations for its T-Mobile Sites, as the associated estimated retirement would occur beyond the period for which the Company has a contract term to these sites. The correction of the errors related to the Company's accounting for obligations to perform asset retirement activities resulted in (1) a decrease to both "Property and equipment, net" and "Member's equity" of $4.1 million on the Company's condensed consolidated balance sheet as of September 30, 2019, and (2) a decrease to "Depreciation, amortization, and accretion" on the Company's condensed consolidated statement of operations of $0.7 million and $2.2 million for the three and nine months ended September 30, 2019, respectively.
The Restatement Adjustments in the tables below reflect the impact of (1) allocating an amount equal to the lease component as a result of such installation and other construction-related services on the condensed consolidated financial statements as deferred revenue, and then amortizing those amounts as amortization of tower installations and modifications on a ratable basis over the length of the tenants’ associated estimated lease term and (2) correcting errors related to the Company's accounting for obligations to perform asset retirement activities.
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

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2019
	As Reported	Restatement Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:(a)
Net income (loss)	$136,017	$40,579	$141	$176,737
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	157,436	(2,208)	(141)	155,087
Changes in assets and liabilities:
Increase (decrease) in other liabilities	1,617	13,860	—	15,477
Net cash provided by (used for) operating activities	289,983	52,231	—	342,214
Cash flows from investing activities:
Capital expenditures(b)	(64,403)	—	199	(64,204)
Net cash provided by (used for) investing activities	(64,403)	—	199	(64,204)
Cash flows from financing activities:
Distributions to member	(225,801)	(52,231)	(199)	(278,231)
Net cash provided by (used for) financing activities	(225,801)	(52,231)	(199)	(278,231)
Net increase (decrease) in cash and cash equivalents	(221)	—	—	(221)
Cash and cash equivalents at beginning of year	18,707	—	—	18,707
Cash and cash equivalents at end of year	$18,486	$—	$—	$18,486

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

3.	Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2020 had a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

4.	Debt
The outstanding balance of the 3.849% Secured Notes due April 2023 as of September 30, 2020 and December 31, 2019 was $996 million and $995 million, respectively.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense on debt obligations	$9,623	$9,623	$28,868	$28,868
Amortization of deferred financing costs	346	346	1,038	1,038
Total	$9,969	$9,969	$29,906	$29,906

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

5.	Related Party Transactions
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
As part of CCIC's strategy to obtain long-term control of the land interests under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company, and the Company pays ground rent expenses to the affiliates. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of September 30, 2020, more than 30% of the Company's towers were located on land which was controlled by an affiliate. Also, the Company receives site rental revenues from affiliates for land owned by the Company on which affiliates have towers.
For the nine months ended September 30, 2020 and 2019, the Company recorded equity distributions of $308.0 million and $278.2 million, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of September 30, 2020 and 2019, other than the amounts of its ROU assets and operating lease liabilities related to land leased from affiliates of the Company reflected in "Operating lease right-of-use assets," "Current portion of operating lease liabilities—related parties" and "Operating lease liabilities—related parties," the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.

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
For the nine months ended September 30, 2020 and 2019, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction, and (2) state taxes.

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

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

	Level in Fair Value Hierarchy	September 30, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$31,565	$31,565	$20,407	$20,407
Liabilities:
Debt	2	996,469	1,075,500	995,431	1,046,200

8.	Commitments and Contingencies
The Company is involved in various claims, assessments, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the adverse resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's condensed consolidated financial position or results of operations. In addition, see note 1 for a discussion of CCIC's option to purchase approximately 68% of the Company's towers at the end of their respective lease terms. CCIC has no obligation to exercise the purchase option.

9.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)	$80,853	$79,643
Interest paid	19,246	19,246
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)	46,234	71,578
Increase (decrease) in accounts payable for purchases of property and equipment	(2,758)	4,075

(a)	Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.

(b)	Inclusive of leases with related parties. See note 5.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this report and our consolidated financial statements including the related notes and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2019 Form 10-K. As discussed in the "Explanatory Note" to this Form 10-Q and in further detail in our 2019 Form 10-K, amounts presented for the third quarter of 2019 have been restated to reflect the impact of the Historical Adjustments.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2020:

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

◦
Weighted-average remaining term of approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $4.2 billion of expected future cash inflows.

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

•	Relatively fixed tower operating costs

◦	Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.

•	Minimal sustaining capital expenditure requirements

◦	Sustaining capital expenditures represented less than 1% of site rental revenues.

•	Fixed rate debt with no short-term maturities

◦	Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 4 to our condensed consolidated financial statements.

•	Significant cash flows from operations

◦	Net cash provided by operating activities was $356.3 million. See "Item 2. MD&A—Liquidity and Capital Resources."
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
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure viability of communications networks, which are essential to public health and safety. We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the nine months ended September 30, 2020. We currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position" and "Item 1A. Risk Factors."
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
Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and our 2019 Form 10-K. Amounts for three and nine months ended September 30, 2019, and any discussion relating to those amounts, give effect to the impact of the Historical Adjustments as described in the "Explanatory Note" and Note 2 to our condensed consolidation financial statements.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts. See "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 3 to our 2019 Form 10-K.

Highlights of our results of operations for the three and nine months ended September 30, 2020 and 2019 are depicted below.

	Three Months Ended September 30,
(In thousands of dollars)	2020	2019	Percent Change
		(As Restated)
Site rental revenues:
Revenues from tenant contracts	$173,348	$171,745	1%
Amortization of tower installations and modifications(a)	14,818	13,436	10%
Total site rental revenues	188,166	185,181	2%

Operating expenses:
Site rental cost of operations—third parties(b)	38,640	38,406	1%
Ground rent expenses—related parties	11,446	10,880	5%
Site rental cost of operations—total(b)	50,086	49,286	2%
Management fee—related party	13,084	12,611	4%
Asset write-down charges	—	—	*
Depreciation, amortization and accretion	53,048	51,881	2%
Total operating expenses	116,218	113,778	2%
Operating income (loss)	71,948	71,403	1%
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	*
Other income (expense)	(12)	160
Income (loss) before income taxes	61,967	61,594
Benefit (provision) for income taxes	(80)	(102)
Net income (loss)	$61,887	$61,492

	Nine Months Ended September 30,
(In thousands of dollars)	2020	2019	Percent Change
		(As Restated)
Site rental revenues:
Revenues from tenant contracts	$517,041	$507,256	2%
Amortization of tower installations and modifications(a)	43,639	38,371	14%
Total site rental revenues	560,680	545,627	3%

Operating expenses:
Site rental cost of operations—third parties(b)	115,156	114,212	1%
Ground rent expenses—related parties	34,235	32,210	6%
Site rental cost of operations—total(b)	149,391	146,422	2%
Management fee—related party	38,596	37,238	4%
Asset write-down charges	424	375	*
Depreciation, amortization and accretion	158,138	155,087	2%
Total operating expenses	346,549	339,122	2%
Operating income (loss)	214,131	206,505	4%
Interest expense and amortization of deferred financing costs	(29,906)	(29,906)	*
Other income (expense)	74	445
Income (loss) before income taxes	184,299	177,044
Benefit (provision) for income taxes	(292)	(307)
Net income (loss)	$184,007	$176,737

*	Percentage is not meaningful.

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

Third Quarter 2020 and 2019
Site rental revenues for the three months ended September 30, 2020 increased by $3.0 million, or 2%, from the same period in the prior year. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts and escalations offset by non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the three months ended September 30, 2020 increased by $0.5 million, or 1%, from the same period in the prior year. The increase in operating income was primarily due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the three months ended September 30, 2019.
Interest expense and amortization of deferred financing costs for the three months ended September 30, 2020 remained unchanged from the same period in the prior year.
Net income for the three months ended September 30, 2020 was $61.9 million and remained relatively consistent compared to net income of $61.5 million for the three months ended September 30, 2019.
First Nine Months 2020 and 2019
Site rental revenues for the nine months ended September 30, 2020 increased by $15.1 million, or 3%, from the same period in the prior year. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: new tenant additions across our entire portfolio, renewals or extensions of tenant leases and escalations offset by non-renewal of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the nine months ended September 30, 2020 increased by $7.6 million, or 4%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the nine months ended September 30, 2019.
Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2020 remained unchanged from the same period in the prior year.
Net income for the nine months ended September 30, 2020 was $184.0 million compared to net income of $176.7 million for the nine months ended September 30, 2019. The increase was due primarily to the aforementioned increase in site rental revenues.
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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2020:

(In thousands of dollars)	September 30, 2020
Cash and cash equivalents	$31,565
Debt	996,469
Total member's equity	1,972,959

Over the next 12 months:

•	We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•	We have no scheduled contractual debt maturities.
See note 4 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Nine Months Ended September 30,
(In thousands of dollars)	2020	2019	Change
		(As Restated)
Net cash provided by (used for):
Operating activities	$356,339	$342,214	$14,125
Investing activities	(37,179)	(64,204)	27,025
Financing activities	(308,002)	(278,231)	(29,771)
Net increase (decrease) in cash and cash equivalents	$11,158	$(221)	$11,379
Operating Activities
The increase in net cash provided by operating activities for the first nine months of 2020 of $14.1 million, or 4%, from the first nine months of 2019, was primarily due to growth in cash revenues, including cash escalations that are subject to straight-line accounting. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.
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

•	Sustaining capital expenditures consist of maintenance capital expenditures on our sites that enable our tenants' ongoing quiet enjoyment of the site.
Capital expenditures for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(In thousands of dollars)	2020	2019	Change
		(As Restated)
Discretionary	$34,733	$58,851	$(24,118)
Sustaining	2,446	5,353	(2,907)
Total	$37,179	$64,204	$(27,025)
Financing Activities
The net cash flows used for financing activities during the nine months ended September 30, 2020 and 2019 were impacted by our continued practice of distributing excess cash to our member.

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
The following financial statements from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Changes of Member's Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

*	104	The cover page from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

*	Filed herewith.

†	Furnished herewith.

(a)	Incorporated by reference to the exhibit previously filed by the Registrant on Form S-4 (Registration No. 333-187970) on April 17, 2013.

(b)	Incorporated by reference to the exhibit previously filed by the Registrant on Annual Report on Form 10-K for the year ended December 31, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	November 4, 2020	By:	/s/ Daniel K. Schlanger
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2020	By:	/s/ Robert S. Collins
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)