Form 10-K
period 2020-12-31
CC Holdings GS V LLC
filed 2021-02-22
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
 __________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒  Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 31, 2020, the only member of the registrant is a wholly owned indirect subsidiary of Crown Castle International Corp.
Documents Incorporated by Reference: NONE.
The registrant is a wholly owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) for Form 10-K and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC
Cautionary Language Regarding Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K") contains forward-looking statements that are based on management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Item 1. Business," "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" herein. Such forward-looking statements include (1) anticipated growth in the wireless industry and demand for wireless data, including factors driving such demand, (2) demand for our towers, including factors driving such demand, and the potential benefits that may be derived therefrom, (3) the strength of the U.S. market for communications infrastructure, (4) availability and adequacy of cash flows and liquidity for, or plans regarding, future discretionary investments, including capital expenditures limitations created as a result of being a wholly owned indirect subsidiary of Crown Castle International Corp. ("CCIC" or "Crown Castle") and reliance on strategic decisions made by CCIC management that enable such discretionary investments, (5) potential benefits of our discretionary investments, (6) expected benefits of future potential spectrum auctions, (7) competitive factors affecting our business, (8) value which may be derived from our allocation of cash generated from our business, (9) debt maturities, (10) expectations for sustaining capital expenditures, (11) CCIC's ability to remain qualified as a real estate investment trust ("REIT") and the advantages, benefits or impact of, or opportunities created by the inclusion of our assets and operations in CCIC's REIT, (12) impact of tenant consolidation or ownership changes, including the impact of the merger of T-Mobile and Sprint, (13) the potential effects of the restatement of our previously issued consolidated financial statements, (14) the potential impact of novel coronavirus (COVID-19) pandemic and (15) the potential impact of unforeseen events on our business.

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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this 2020 Form 10-K indicates otherwise or the context otherwise requires, the terms, "we," "our," or "us" as used in this 2020 Form 10-K refer to CC Holdings GS V LLC ("CCL") and its consolidated wholly owned subsidiaries (collectively, "Company"). The Company is a wholly owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of CCIC.

PART I
Item 1.     Business
Overview
We are an indirect, wholly owned subsidiary of CCIC, which is one of the largest owners and operators in the United States ("U.S.") of shared communications infrastructure, including (1) towers and other structures, such as rooftops (collectively, "towers"), and (2) fiber primarily supporting small cell networks ("small cells") and fiber solutions. As of December 31, 2020, CCIC and its subsidiaries collectively owned, leased or managed approximately (1) 40,000 towers and (2) 80,000 route miles of fiber in the U.S., including Puerto Rico.
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
Below is certain information concerning our business and organizational structure:
•We own, lease and manage approximately 7,600 sites.
•Approximately 63% and 78% of our sites are located in the 50 and 100 largest basic trading areas ("BTAs"), respectively.
•Approximately 68% of our sites are leased or subleased or operated and managed ("T-Mobile Sites") pursuant to 32-year master leases (expiring in May 2037) ("T-Mobile Master Leases") or other agreements with subsidiaries of T-Mobile which were assumed by T-Mobile following its merger with Sprint, completed April 1, 2020.
•The contracts for land interests relating to our towers have an average total remaining life of approximately 26 years (including all renewal terms exercisable at our option), weighted based on site rental revenues.
•Our subsidiaries (other than Crown Castle GS III Corp.) are organized specifically to own, lease and manage certain communications infrastructure, such as sites or other structures, and have no employees.
•Management services, including those functions reasonably necessary to maintain, market, operate, manage, or administer the sites, are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of CCIC, under a management agreement ("Management Agreement"). The management fee under the Management Agreement is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.
•For U.S. federal income tax purposes, our assets and operations are included in CCIC's REIT.
◦The Tax Cuts and Jobs Act, which was signed into law in 2017 ("Tax Reform Act"), made substantial changes to the Internal Revenue Code of 1986, as amended ("Code"). Among the many changes impacting corporations are a significant reduction in the corporate income tax rate, the repeal of the corporate alternative minimum tax for years beginning in 2018 and limitations on the deductibility of interest expense. In addition, under the Tax Reform Act, qualified REIT dividends (within the meaning of Section 199A(e)(3) of the Code) constitute a part of a non-corporate taxpayer's "qualified business income amount" and thus CCIC's non-corporate U.S. stockholders may be eligible to take a qualified business income deduction in an amount equal to 20% of such dividends received from CCIC. Without further legislative action, the 20% deduction applicable to qualified REIT dividends will expire on January 1, 2026. The Tax Reform Act has not had a material impact on the Company.
Certain information concerning our tenants and tenant contracts is as follows:
•Our largest tenants are T-Mobile (which merged with Sprint in April 2020), AT&T and Verizon Wireless, which collectively accounted for 89% of our 2020 consolidated site rental revenues (which includes revenues previously derived from Sprint). See note 11 to our consolidated financial statements for further information regarding our largest tenants.
•The vast majority of our site rental revenues are of a recurring nature and are derived from long-term tenant contracts.
•Our site rental revenues typically result from long-term tenant contracts with (1) initial terms of five to 15 years, (2) multiple renewal periods of five to ten years each, exercisable at the option of the tenant, (3) limited termination rights for our tenants and (4) monthly rental payments with contractual escalations of the rental price.
•Exclusive of renewals exercisable at the tenants' option, our tenant contracts have a weighted-average remaining life of approximately five years and represent $4.1 billion of expected future cash inflows.
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
Risks Relating to Our Business and Industry
Our business depends on the demand for our sites, driven primarily by demand for wireless data, and we may be adversely affected by any slowdown in such demand. Additionally, a reduction in the amount or change in the mix of network investment by our tenants may materially and adversely affect our business (including reducing demand for our sites).
Tenant demand for our sites depends on the demand for wireless data. Additionally, the willingness of our tenants to utilize our sites, or renew or extend existing tenant contracts on our sites, is affected by numerous factors, including:
•availability or capacity of our sites or associated land interests;
•location of our sites;
•financial condition of our tenants, including their profitability and availability or cost of capital;
•willingness of our tenants to maintain or increase their network investment or changes in their capital allocation strategy;
•availability and cost of spectrum for commercial use;
•increased use of network sharing, roaming, joint development, or resale agreements by our tenants;
•mergers or consolidations by and among our tenants;
•changes in, or success of, our tenants' business models;
•governmental regulations and initiatives, including local or state restrictions on the proliferation of communications infrastructure;
•cost of constructing sites;
•our market competition;
•technological changes including those (1) affecting the number or type of communications infrastructure needed to provide wireless data to a given geographic area or which may otherwise serve as a substitute or alternative to our sites or (2) resulting in the obsolescence or decommissioning of certain existing wireless networks; and
•our ability to efficiently satisfy our tenants' service requirements.
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
For the year ended December 31, 2020, our site rental revenues by tenant were as follows:
(a)Includes revenues previously derived from Sprint. On April 1, 2020, T-Mobile and Sprint announced the completion of their previously disclosed merger.
Our three largest tenants are T-Mobile (which merged with Sprint in April 2020), AT&T and Verizon Wireless. The loss of any one of our largest tenants as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements by our tenants, or otherwise may result in (1) a material decrease in our revenues, (2) uncollectible account receivables, (3) an impairment of our deferred site rental receivables, site assets, or intangible assets, or (4) other adverse effects to our business. We cannot guarantee that tenant contracts with our largest tenants will not be terminated or that these tenants will renew their tenant contracts with us. In addition to our three largest tenants, we also derive a portion of our revenues and anticipated future growth from new entrants offering or contemplating offering wireless services. Such tenants may be smaller or have less financial resources than our three largest tenants, may have business models which may not be successful, or may require additional capital.
Consolidation among our tenants will likely result in duplicate or overlapping parts of networks, for example, where they are co-residents on a tower, which may result in the termination, non-renewal or re-negotiation of tenant contracts and negatively impact revenues from our sites. Due to the long-term nature of our tenant contracts, we generally expect that the impact of our site rental revenues from any termination of our tenant contracts as a result of such potential consolidation would be spread over multiple years. Such consolidation (or potential consolidation) may result in a reduction or slowdown in such tenants' network investment in the aggregate because their expansion plans may be similar.
On April 1, 2020, T-Mobile and Sprint announced the completion of their previously disclosed merger. Such merger may result in a decrease or delay in demand for our sites as a result of the anticipated integration of the T-Mobile and Sprint networks and related duplicate or overlapping parts of their networks.
Tenant consolidation, including the merger between T-Mobile and Sprint, could decrease the demand for our sites, which in turn may result in a reduction in our revenues or cash flows and may trigger a review for impairment of certain long-lived assets.
See also "Item 1. Business" and note 11 to our consolidated financial statements for further information regarding our largest tenants.
As a result of competition in our industry, we may find it more difficult to negotiate favorable rates on our new or renewing tenant contracts.
Our growth is dependent on our entering into new tenant contracts (including amendments to tenant contracts upon modification of an existing tower installation), as well as renewing or renegotiating tenant contracts when existing tenant contracts terminate. Competition in our industry may make it more difficult for us to attract new tenants, maintain or increase our gross margins or maintain or increase our market share. We face competition for site rental tenants and associated contractual rates from various sources, including (1) other independent communications infrastructure owners or operators, including those that own, operate, or manage towers, rooftops, broadcast or transmission towers, utility poles, fiber or small cells, or (2) new alternative deployment methods for communications infrastructure.
New technologies may reduce demand for our sites or negatively impact our revenues.
Improvements in the efficiency, architecture and design of communication networks may reduce the demand for our sites. For example, new technologies that may promote network sharing, joint development, backhaul and fronthaul efficiency, or resale agreements by our tenants, such as signal combining technologies or network virtualization, may reduce the need for our sites. In addition, other technologies, such as WiFi, Distributed Antenna Systems ("DAS"), other small cells, blimps, satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for or alternatives to leasing on sites that might otherwise be anticipated or expected had such technologies not existed. In addition, new technologies that enhance the range, efficiency and capacity of communication equipment could reduce demand for our sites. Any significant reduction in demand for our sites resulting from the new technologies may negatively impact our revenues or otherwise have a material adverse effect on us.
If we fail to retain rights to our sites, including the rights to land under our towers, our business may be adversely affected.
The property interests and other rights to our sites, including the land under our towers (other than the T-Mobile Sites), are derived from leasehold, sub-leasehold interests, fee interests and easements, as well as permits granted by governmental entities. A loss of these interests for any reason, including losses arising from the bankruptcies of a significant number of our lessors, from the default by a significant number of our lessors under their mortgage financings or from a legal challenge to our interest in the real property, may interfere with our ability to conduct our business or generate revenues. If a material number of the grantors of these rights elect not to renew their terms, our ability to conduct business or generate revenues could be adversely affected. Further, we may not be able to renew ground leases on commercially viable terms.
Our ability to retain rights to the land on which our towers are located depends on our ability to purchase such land, by acquiring fee interests and perpetual easements, or renegotiate or extend the terms of the agreements relating to such land. In some cases, other subsidiaries of CCIC have acquired certain third party land under certain of our towers as a result of negotiated transactions, and we have entered into leases with such affiliates. Approximately 15% of our sites for the year ended December 31, 2020 are under our control for less than 10 years. If we are unable to retain rights to the property on which our towers are located, our business may be adversely affected.
As of December 31, 2020, approximately 68% of our sites were T-Mobile Sites. CCIC, through its subsidiaries (including us), has the option to purchase, in 2037, all (but not less than all) of the leased and subleased T-Mobile Sites (as well as other T-Mobile sites leased or subleased by other subsidiaries of CCIC) from T-Mobile for approximately $2.3 billion; CCIC has no obligation to exercise the purchase option. CCIC may not have the required available capital to exercise the purchase option at the time this option is exercisable. Even if CCIC does have available capital, it may choose not to exercise its purchase option for business or other reasons. In the event that CCIC does not exercise the purchase option, or is otherwise unable to acquire an interest that would allow us to continue to operate these towers after the applicable period, we will lose the cash flows derived from such towers, which may have a material adverse effect on our business. In the event that CCIC decides to exercise the purchase option, the benefits of the acquisition of the sites may not exceed the costs, which could adversely affect our business.
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
The bankruptcy of certain T-Mobile subsidiaries, which are sublessors to one of our subsidiaries, could result in such subsidiary's sublease interests being rejected by the bankruptcy court.
Certain of the towers leased from T-Mobile are located on land leased from third parties under ground leases. One of our subsidiaries, Global Signal Acquisitions II LLC ("Global Signal Acquisitions II"), subleases these sites from bankruptcy remote T-Mobile subsidiaries. If one of these T-Mobile subsidiaries should become a debtor in a bankruptcy proceeding and is permitted to reject the underlying ground lease, Global Signal Acquisitions II could lose its interest in the applicable sites. If Global Signal Acquisitions II were to lose its interest in the applicable sites or if the applicable ground leases were to be terminated, we would lose the cash flow derived from the towers on those sites, which may have a material adverse effect on our business. We have similar bankruptcy risks with respect to sites that we operate under management agreements.
Our failure to comply with our covenants in the T-Mobile Master Leases, including our obligation to timely pay ground lease rent, could result in an event of default under the applicable T-Mobile Master Leases, which would adversely impact our business.
Subject to certain cure, arbitration, or other provisions, in the event of an uncured default under a T-Mobile Master Lease, T-Mobile may terminate the T-Mobile Master Lease as to the applicable sites. If we default under the T-Mobile Master Leases with respect to more than 20% of the T-Mobile Sites within any rolling five-year period, T-Mobile will have the right to terminate the T-Mobile Master Leases with respect to all T-Mobile Sites. If T-Mobile terminates T-Mobile Master Leases with respect to all of or a significant number of sites, we would lose all of our interests in those sites (which collectively represent approximately 68% of our sites as of December 31, 2020) and our ability to make payments on the 3.849% Secured Notes would therefore be significantly impaired.
We have no employees of our own and hence are dependent on the Manager for the conduct of our operations. Any failure of the Manager to continue to perform in its role as manager of the sites could have a material adverse impact on our business. Additionally, we could be negatively impacted by other unforeseen events, such as natural disasters, that could adversely affect our operations, business and reputation.
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
Additionally, we could be negatively impacted by other unforeseen events, such as extreme weather events or natural disasters (including as a result of any potential effects of climate change), or acts of vandalism. There is increasing concern that global climate change is occurring and could result in increased frequency of certain types of natural disasters and extreme weather events. We cannot predict with certainly the rate at which climate change is occurring or the potential direct of indirect impact of climate change on our business. Any such unforeseen events could, among other things, damage or delay deployment of our communication infrastructure assets, interrupt or delay service to our tenants, or disrupt business operations of the Manager. Any such events could result in legal claims or penalties, disruption in our operations, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.
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
Public perception of possible health risks associated with cellular or other wireless connectivity services and wireless technologies (such as 5G) may slow or diminish the growth of wireless companies and deployment of new wireless technology, which may in turn slow or diminish our growth. In particular, negative public perception of, and regulations regarding, these perceived health risks may slow or diminish the market acceptance of wireless services and technologies. If a connection between radio frequency emissions and possible negative health effects were established, our operations, costs or revenues may be materially and adversely affected. We currently do not maintain any significant insurance with respect to these matters
The impact of COVID-19 and related risks could materially affect our financial position, results of operations and cash flows.
The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has adversely affected the U.S. In response, both the public and private sectors have introduced certain policies and initiatives in an effort to reduce the transmission of COVID-19 ("Initiatives"), such as the imposition of travel restrictions; mandates from federal, state and local authorities to close non-essential businesses and avoid large gatherings of people; quarantine or "shelter-in-place;" and the promotion of social distancing and the adoption of work-from-home and online learning by companies and institutions. In addition, the continued

spread of COVID-19 and the resulting Initiatives have led to a significant economic downturn, global supply chain disruptions and volatility in the global capital markets.
We have modified, and might further modify, our business practices as a result of the COVID-19 pandemic, the economic and social ramifications of the disease, and the societal and governmental responses in the communities in which we operate. We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows for the year ended December 31, 2020. The extent to which the COVID-19 pandemic will affect our financial position, results of operations and cash flows is difficult to predict with certainty and depends on numerous evolving factors, including: the duration, scope and severity of the pandemic; government, social, business and other actions that have been and will be taken in response to the pandemic; the roll-out of the COVID-19 vaccine and its effectiveness in curbing the spread of the virus; and the effect of the pandemic on short- and long-term general economic conditions. Among other things, COVID-19 and the Initiatives could (1) adversely affect the ability of our suppliers, vendors, and the Manager to provide products and services to us; (2) result in decreased demand for our sites; and (3) make it more difficult for us and the Manager to serve our tenants, including as a result of delays or suspensions in the issuance of permits or other authorizations needed to conduct our business. Due to factors beyond our knowledge or control, including the duration and severity of COVID-19, as well as third-party actions taken to contain its spread and mitigate its public health effects, at this time we cannot estimate or predict with certainty the impact of COVID-19, the Initiatives, or the measures we take in response thereto on our financial position, results of operations and cash flows, particularly over the near to medium term, but the impact could be material. See "Item 7. MD&A—General Overview—Coronavirus (COVID-19)" for further information.
Risks Related to Our Debt
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

Risks Relating to Corporate Compliance
The restatement of our previously issued financial statements, the errors that resulted in such restatement, the material weakness that was previously identified in our internal control over financial reporting and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective, could result in loss of investor confidence, litigation or governmental proceedings or investigations, any of which could cause the market value of our debt securities to decline or impact our ability to access the capital markets.
As discussed in the "Explanatory Note" and note 2 to our consolidated financial statements, in connection with the filing of its Annual Report on Form 10-K for the year ended December 31, 2019, CCIC corrected certain historical errors related to the timing of revenue recognition for its tower installation services. As a result, we have determined that, despite us not receiving any cash, an amount equal to the lease component as a result of installation and other construction-related services performed by CCIC on our behalf should be recorded on our consolidated financial statements as deferred revenue, and then amortized as revenues on a ratable basis over the length of the tenants’ associated estimated lease term. In addition to this determination, we have also determined that errors existed related to our accounting for obligations to perform asset retirement activities pursuant to our ground lease and easement agreements. Due to these determinations, we concluded that our previously issued consolidated financial statements for fiscal years ended December 31, 2017 and 2018, and each of our unaudited condensed consolidated financial statements and related disclosures for the quarterly and year-to-date periods during such years and for the first three quarters of fiscal year 2019, should be restated. Although the Company has restated these financial statements and the previously identified material weakness in the Company's internal control over financial reporting has been remediated, as a result of these errors and restatement, we were and continue to be subject to additional risks and uncertainties, including litigation and loss of investor confidence. We may become subject to litigation or governmental proceedings or investigations that could result in additional unanticipated legal costs regardless of the outcome of the litigation. Additionally, if we are not successful in any such litigation, we may be required to pay substantial damages or settlement costs.
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
Risks Relating to Our REIT Status
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
See the following for further information regarding our sites:
•"Item 1. Business—Overview" for information regarding our site portfolio.
•"Item 7. MD&A—Liquidity and Capital Resources—Material Cash Requirements" for information regarding our lease obligations.
•"Schedule III - Schedule of Real Estate and Accumulated Depreciation" for further information on our productive properties.
Approximately 68% of our sites are leased or subleased or operated and managed pursuant to the T-Mobile Master Leases or other agreements with T-Mobile. CCIC, through its subsidiaries (including the Company), has the option in 2037 to purchase all (but not less than all) of the T-Mobile Sites. CCIC has no obligation exercise the option. See note 1 to our consolidated financials statements and "Item 1A. Risk Factors" for a further discussion.
As of December 31, 2020, the average number of tenants (defined as a unique license and any related amendments thereto) per site is approximately 2.5. Substantially all of our sites can accommodate additional tenancy either as currently constructed or with appropriate modifications to the structure.
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
Item 4.     Mine Safety Disclosures
N/A

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our equity is not publicly traded. Our only member is GSOP, a wholly owned indirect subsidiary of CCIC. During 2020 and 2019, we recorded a net equity distribution from GSOP of amounts due to our affiliates of $406.0 million and $358.9 million, respectively. See notes 5 and 6 to our consolidated financial statements.
Item 6.     Selected Financial Data
N/A
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Throughout this Item 7 and this 2020 Form 10-K, site rental revenues include both revenues from tenant contracts and amortization of tower installations and modifications.
General Overview
Overview
We own, lease and manage approximately 7,600 sites located across the United States. See "Item 1. Business" for additional information regarding our sites and tenant contracts.
Highlights of Business Fundamentals
•Potential growth resulting from the increasing demand for wireless data
◦We expect U.S. wireless carriers will continue their focus on improving network quality and expanding capacity (including through 5G initiatives) by adding additional antennas or other equipment on our sites.
◦We expect existing and potential new tenant demand for our sites will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, (6) the adoption of other bandwidth-intensive applications (such as cloud services and video communications), (7) the availability of additional spectrum and (8) increased government initiatives to support connectivity throughout the U.S.
◦Tenant additions on our existing sites are achieved at a low incremental operating cost, delivering high incremental returns.
▪Substantially all of our sites can accommodate additional tenancy, either as currently constructed or with appropriate modifications to the structure (which may include extensions or structural reinforcement).
•Organizational structure
◦For U.S. federal income tax purposes, CCIC operates as a REIT and, as its indirect subsidiary, our assets and operations are included in the CCIC REIT. See "Item 1A. Risk Factors" and notes 2 and 8 to our consolidated financial statements.
◦Our subsidiaries (other than Crown Castle GS III Corp.) were organized specifically to own, lease and manage certain sites, such as towers or other structures, and have no employees.
◦Management services, including those functions reasonably necessary to maintain, market, operate, manage or administer our sites, are performed by CCUSA. The management fee is equal to 7.5% of our "Operating Revenues," as defined in the Management Agreement.
•Site rental revenues under long-term tenant contracts
◦Initial terms of five to 15 years for site rental revenues derived from tenant contracts, with contractual escalations and multiple renewal periods of five to 10 years each, exercisable at the option of the tenant.
◦Weighted-average remaining term of approximately five years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $4.1 billion of expected future cash inflows.
•Majority of our revenues from large wireless carriers
◦Approximately 89% of our site rental revenues were derived from T-Mobile (which includes revenues previously derived from Sprint), AT&T and Verizon Wireless. See "Item 1A. Risk Factors" and note 11 to our consolidated financial statements for a further discussion of our largest customers.
◦The average number of tenants per site was approximately 2.5.

•Majority of land under our towers under long-term control
◦More than 80% and more than 50% of our sites are under our control for greater than 10 and 20 years, respectively. The aforementioned percentages include towers located on land that is owned, including through fee interests and perpetual easements.
◦Approximately one-fourth of our site rental costs of operations represent ground lease payments to our affiliates. Such affiliates acquired the rights to such land interests as a result of negotiated transactions with third parties in connection with a program established by CCIC to extend the rights to the land under its portfolio of towers.
•Relatively fixed tower operating costs
◦Our operating costs tend to escalate at approximately the rate of inflation and are not typically influenced by tenant additions or non-renewals.
•Minimal sustaining capital expenditure requirements
◦Sustaining capital expenditures represented less than 1% of site rental revenues.
•Fixed rate debt with no short-term maturities
◦Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 5 to our consolidated financial statements.
•Significant cash flows from operations
◦Net cash provided by operating activities was $443.4 million. See "Item 7. MD&A—Liquidity and Capital Resources."
Coronavirus (COVID-19)
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure viability of communications networks, which are essential to public health and safety. We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the year ended December 31, 2020. We currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 1A. Risk Factors" and "Item 7. MD&A—Liquidity and Capital Resources—Liquidity Position."
Regulation S-X Considerations
Summary financial information of certain of CCL’s wholly owned subsidiaries whose securities are pledged as collateral for our 3.849% Secured Notes is not provided in this Form 10-K because the assets, liabilities and results of operations of the combined guarantors of the 3.849% Secured Notes and CCL affiliates whose securities are so pledged are not materially different than the corresponding amounts presented in CCL's consolidated financial statements. Below is a description of certain material terms of the guarantees of the 3.849% Secured Notes and the pledge of the equity interests of the Guarantors (as defined below) that secures the 3.849% Secured Notes.
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
The foregoing description of the Notes Documents is qualified in its entirety by the terms of the Secured Notes Indenture and the Pledge Agreement, which are incorporated by reference as Exhibit 4.1 and Exhibit 4.2, respectively, to this 2020 Form 10-K.
Results of Operations
The following discussion of our results of operations for 2020 compared to 2019 should be read in conjunction with "Item 1. Business," "Item 7. MD&A—Liquidity and Capital Resources" and our consolidated financial statements. For a discussion of our results of operations and financial condition for 2019 compared to 2018 that is not included in this 2020 Form 10-K, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on April 9, 2020.
The following discussion of our results of operations is based on our consolidated financial statements prepared in accordance with GAAP, which requires us to make estimates and judgments that affect the reported amounts. See "Item 7. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 2 to our consolidated financial statements.

Comparison of Consolidated Results of Operations
The following is a comparison of our 2020, 2019 and 2018 consolidated results of operations:

	Years Ended December 31,			Percent Change
(In thousands of dollars)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Site rental revenues:
Revenues from tenant contracts	$691,365	$678,150	$659,490	2%	3%
Amortization of tower installations and modifications(a)	58,455	52,341	43,491	12%	20%
Total site rental revenues	749,820	730,491	702,981	3%	4%

Operating expenses:
Site rental cost of operations - third parties(b)	155,219	152,619	149,748	2%	2%
Ground rent expenses - related parties	45,886	43,281	40,981	6%	6%
Site rental cost of operations - total(b)	201,105	195,900	190,729	3%	3%
Management fee - related party	51,847	49,837	48,520	4%	3%
Asset write-down charges	424	1,050	593	*	*
Depreciation, amortization and accretion	210,333	207,396	207,528	1%	—%
Total operating expenses	463,709	454,183	447,370	2%	2%
Operating income (loss)	286,111	276,308	255,611	4%	8%
Interest expense and amortization of deferred financing costs	(39,874)	(39,874)	(39,874)	—%	—%
Other income (expense)	115	669	196	*	*
Income (loss) before income taxes	246,352	237,103	215,933	4%	10%
Benefit (provision) for income taxes	(399)	(426)	(416)	*	*
Net income (loss)	$245,953	$236,677	$215,517	4%	10%
____________________
*    Percentage is not meaningful.
(a)Represents the amortization of deferred revenues recorded in connection with the tower installation and modification transactions (described in note 6 to our consolidated financial statements) that result in permanent improvements to our towers. We receive no cash from, and are not party to, such transactions.
(b)Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.
Years Ended December 31, 2020 and 2019
Site rental revenues for 2020 increased by approximately $19.3 million, or 3%, from 2019. Site rental revenues were impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts, escalations and non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity. See also "Item 7. MD&A—General Overview."
Operating income for 2020 increased by approximately $9.8 million, or 4%, from 2019. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in costs of operations and the management fee.
Interest expense and amortization of deferred financing costs remained unchanged from 2019 to 2020.
Benefit (provision) for income taxes was a provision of $0.4 million for both 2020 and 2019. The effective tax rates for 2020 and 2019 differ from the federal statutory rate predominately due to CCIC's REIT status (including the dividends paid deduction) and our inclusion therein. See "Item 1A. —Risk Factors" and notes 2 and 8 to our consolidated financial statements.
Net income for 2020 was approximately $246.0 million, compared to net income of approximately $236.7 million for 2019. The increase in net income was predominately due to the aforementioned increase in site rental revenues.
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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of December 31, 2020:

(In thousands of dollars)	December 31, 2020
Cash and cash equivalents	$17,439
Debt	996,815
Total equity	1,936,951
Over the next 12 months:
•We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.
•We have no scheduled contractual debt maturities.
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
See note 5 to our consolidated financial statements for additional information regarding our debt.
Summary Cash Flows Information

	Years Ended December 31,
	2020	2019	2018
(In thousands of dollars)
Net cash provided by (used for):
Operating activities	$443,432	$451,069	$426,841
Investing activities	(40,444)	(86,610)	(70,929)
Financing activities	(405,956)	(362,759)	(367,976)
Net increase (decrease) in cash and cash equivalents	$(2,968)	$1,700	$(12,064)
Operating Activities
The decrease in net cash provided by operating activities for 2020 of $7.6 million, or 2%, from 2019 was primarily due to a net decrease in working capital partially offset by growth in cash revenues, including cash escalations that are subject to straight-line accounting. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.
Investing Activities
Capital Expenditures
Our capital expenditures are primarily recorded as a result of tower installation and modification services performed by CCUSA that result in permanent improvements to our towers. We receive no cash from, and are not party to, such transactions. Such capital expenditures include the following:
•Discretionary capital expenditures primarily consist of expansion or development of sites (including capital expenditures related to (1) enhancing sites in order to add new tenants for the first time or support subsequent tenant equipment augmentations, or (2) modifying the structure of a site asset to accommodate additional tenants). Discretionary capital expenditures also include purchases of land interests (which primarily relates to land assets under towers as CCIC seeks to manage its interests in the land beneath its towers), certain technology-related investments necessary to support and scale future tenant demand for our sites, and other capital projects, The expansion or development of existing sites to accommodate new leasing typically varies based on, among other factors: (1) the type of site, (2) the scope, volume, and mix of work performed on the site, (3) existing capacity prior to installation, or (4) changes in structural engineering regulations and standards. Our decisions regarding discretionary capital expenditures are influenced by (1) sufficient potential to enhance CCIC's long-term stockholder value, (2) CCIC's availability and cost of capital and (3) CCIC's expected returns on alternative uses of cash, such as payments of dividends and investments.
•Sustaining capital expenditures consist of maintenance capital expenditures on our sites that enable our tenants' ongoing quiet enjoyment of the site.
A summary of our capital expenditures for the last three years is as follows:

	Years Ended December 31,
(In thousands of dollars)	2020	2019	2018
Discretionary	$37,408	$79,039	$63,369
Sustaining	3,036	7,571	7,560
Total	$40,444	$86,610	$70,929
Capital expenditures decreased by approximately $46.2 million from 2019 to 2020 predominately due to a slowdown in tower service activity in 2020 compared to 2019.
Financing Activities
The net cash flows used for financing activities during the years ended December 31, 2020 and 2019 were impacted by our continued practice of distributing excess cash to our member. See note 6 to our consolidated financial statements.
Material Cash Requirements
The following table summarizes our material cash requirements as of December 31, 2020. These material cash requirements relate primarily to our 3.849% Secured Notes and lease obligations for land interests relating to our towers.

(In thousands of dollars)	Years Ending December 31,
Material Cash Requirements(a)	2021	2022	2023	2024	2025	Thereafter	Totals
Debt	$—	$—	$1,000,000	$—	$—	$—	$1,000,000
Interest payments on debt	38,490	38,490	19,245	—	—	—	96,225
Lease obligations(b)	108,739	108,718	108,372	107,561	106,926	1,130,872	1,671,188
Total material cash requirements	$147,229	$147,208	$1,127,617	$107,561	$106,926	$1,130,872	$2,767,413

(a)The following items are in addition to the obligations disclosed in the above table:
•We have a legal obligation to perform certain asset retirement activities, including requirements upon lease and easement terminations to remove sites or remediate the land on which our towers are located. The material cash requirements disclosed in the above table, as of December 31, 2020, are exclusive of estimated undiscounted future cash outlays for asset retirement obligations of approximately $82.9 million. As of December 31, 2020, the net present value of these asset retirement obligations was approximately $12.5 million. See note 9 to our consolidated financial statements.
•We are contractually obligated to pay or reimburse others for property taxes related to our sites.
•CCIC has the option to purchase approximately 68% of our sites that are leased or subleased or operated and managed under T-Mobile Master Leases at the end of their contract term. CCIC has no obligation to exercise the purchase option. See note 1 to our consolidated financial statements.
•We have legal obligations for open purchase order commitments obtained in the ordinary course of business that have not yet been fulfilled.
(b)Amounts relate primarily to lease obligations for the land on which our towers are located and are based on the assumption that payments will be made for certain renewal periods exercisable at our option that are reasonably certain to be exercised and excludes our contingent payments for operating leases (such as payments based on revenues derived from sites located on the leased asset) as such arrangements are excluded from our operating lease liability. See note 10 to our consolidated financial statements for a further discussion of our operating lease obligations.
Debt Restrictions
The Secured Notes Indenture does not contain financial maintenance covenants but it does contain restrictive covenants, subject to certain exceptions, related to our ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests, and enter into related party transactions. With respect to the restriction regarding the issuance of debt, we may not issue debt other than (1) certain permitted refinancings of the 3.849% Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million or (3) unsecured debt or additional notes under the Secured Notes Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Secured Notes Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2020, our Debt to Adjusted Consolidated Cash Flow Ratio was 2.1 to 1, and, as a result, we are currently not restricted in our ability to incur additional indebtedness. We are not restricted in our ability to distribute cash to affiliates or issue dividends to our member.
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
We recognize a right-of-use ("ROU") asset and lease liability for each of our operating leases. ROU assets represent our right to use an underlying asset for the estimated lease term, and lease liabilities represent the present value of our future lease payments. In assessing our leases and determining our lease liability at lease commencement or upon modification, we are not able to readily determine the rate implicit for our lessee arrangements and thus use CCIC's incremental borrowing rate on a collateralized basis to determine the present value of our lease payments. Our ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs.
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
In addition to our revenue from tenant contracts, amounts under the tower installation services and modifications agreements described in note 6 that represent a lease component to the Company are recognized as amortization of tower installations and modifications on a ratable basis over the length of the associated estimated lease term. We are not parties to such transactions.

Accounting for Long-Lived Assets — Valuation. As of December 31, 2020, our largest assets were our intangible assets, including goodwill and site rental contracts and tenant relationships (approximately $1.3 billion and $563 million in net book value, respectively, resulting predominately from the merger of Global Signal Inc. with and into a subsidiary of CCIC in 2007), followed by our $952 million in net book value of property and equipment, which predominately consists of sites. Nearly all of our identifiable intangibles relate to the site rental contracts and tenant relationships intangible assets. See notes 2 and 4 to our consolidated financial statements for further information regarding the nature and composition of the site rental contracts and tenant relationships intangible assets.
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
Accounting for Long-Lived Assets — Useful Lives. We are required to make subjective assessments as to the useful lives of our tangible and intangible assets for purposes of determining depreciation, amortization and accretion expense that, if incorrectly estimated, could be material to our consolidated financial statements. Depreciation expense for our property and equipment is computed using the straight-line method over the estimated useful lives of our various classes of tangible assets. The substantial portion of our property and equipment represents the cost of our sites, which is depreciated with an estimated useful life equal to the shorter of (1) 20 years or (2) the term of the lease (including optional renewals) for the land under our towers.
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
Our determination that an adverse event or change in circumstance has occurred that indicates that the carrying amounts may not be recoverable will generally involve (1) a deterioration in an asset's financial performance compared to historical results, (2) a shortfall in an asset's financial performance compared to forecasted results or (3) changes affecting the utility and estimated future demands for the asset. When considering the utility of our assets, we consider events that would meaningfully impact (1) our sites or (2) our tenant relationships. For example, consideration would be given to events that impact (1) the structural integrity and longevity of our sites or (2) our ability to derive benefit from our existing tenant relationships, including events such as tenant's bankruptcy or insolvency or loss of a significant tenant. During 2020, there were no events or circumstances that caused us to review the carrying value of our intangible assets or property and equipment due in part to our assets performing consistently with or better than our expectations.
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
Approximately 4% of our total towers currently have no tenants. We continue to pay operating expenses on these towers in anticipation of obtaining tenants on these towers in the future, primarily because of the demographics and continuing increase in demand for data in the areas around these individual towers. We estimate, based on current visibility, potential tenants on approximately half of these towers. To the extent we do not believe there are long-term prospects of obtaining tenants on an individual asset and all other possible avenues for recovering the carrying value have been exhausted, including sale of the asset, we appropriately reduce the carrying value of such assets to fair value.
Accounting for Goodwill — Impairment Evaluation. We test goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. We then perform a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative step-one goodwill impairment test. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. We have one reporting unit for goodwill impairment testing. We performed our most recent annual goodwill impairment test as of October 1, 2020, which resulted in no impairments.
See note 2 to our consolidated financial statements for a discussion of the recently adopted accounting pronouncement related to goodwill impairment evaluation.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements. See note 2 to our consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted. See note 2 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our primary exposures to market risks are related to changes in interest rates, including as a result of refinancing our existing debt or issuing incremental debt, which may adversely affect our results of operations and financial position. We seek to manage exposure to changes in interest rates where economically prudent to do so by utilizing fixed rate debt. Currently, all of our debt is fixed rate. See "Item 7. MD&A—Material Cash Requirements" and note 5 to our consolidated financial statements for a discussion of our debt maturity.
As of December 31, 2020, we have no interest rate swaps hedging any refinancings. We typically do not hedge our exposure to interest rates on potential future borrowings of incremental debt for a substantial period prior to issuance. See "Item 7. MD&A—Liquidity and Capital Resources" regarding our liquidity strategy.

Item 8.    Financial Statements and Supplementary Data
CC Holdings GS V LLC
Index to Consolidated Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Member of CC Holdings GS V LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CC Holdings GS V LLC and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of changes in member’s equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index appearing under Item 15(a)(2)(collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Notes 1, 2 and 6 to the consolidated financial statements, the Company recognized $750 million in site rental revenues, of which $691 million related to revenues from tenant contracts and $59 million related to amortization of tower installations and modifications, for the year ended December 31, 2020. The Company is a wholly owned subsidiary of Crown Castle International Corp. (“CCIC”). The Company’s core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements. Site rental revenues from the Company's tenant contracts are recognized on a straight-line, ratable basis over the fixed, noncancelable term of the relevant tenant contract. In addition, CCIC may offer certain installation and modification services to tenants on the Company’s towers. Amounts under CCIC tower installation services and modifications agreements that represent a lease component to the Company are recognized as amortization of tower installations and modifications on a ratable basis over the length of the associated estimated lease term.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are the significant auditor subjectivity and effort in performing procedures and evaluating the audit evidence obtained related to customer agreements.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining customer agreements on a test basis, and (ii) testing the appropriateness of the timing and amount of revenue recognized based on contractual terms and estimated lease term for selected agreements.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 22, 2021
We have served as the Company's auditor since 2011.

CC HOLDINGS GS V LLC
CONSOLIDATED BALANCE SHEET
(In thousands of dollars)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$17,439	$20,407
Receivables, net of allowance of $1,697 and $1,631, respectively	4,712	3,620
Prepaid expenses	12,499	12,714	(a)
Deferred site rental receivables	37,577	29,643	(a)
Other current assets	559	564
Total current assets	72,786	66,948
Deferred site rental receivables	346,019	354,075
Property and equipment, net	951,870	1,010,367
Operating lease right-of-use assets	1,166,726	1,150,476
Goodwill	1,338,730	1,338,730
Site rental contracts and tenant relationships, net	562,823	676,398
Other intangible assets, net	2,451	2,558
Long-term prepaid rent and other assets, net	1,627	1,905
Total assets	$4,443,032	$4,601,457

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,515	$2,652
Accrued interest	8,126	8,126
Deferred revenues(b)	71,427	70,217
Other accrued liabilities	6,107	6,146
Current portion of operating lease liabilities - third parties	40,825	37,164
Current portion of operating lease liabilities - related parties	24,211	20,417
Total current liabilities	152,211	144,722
Debt	996,815	995,431
Operating lease liabilities - third parties	850,272	845,960
Operating lease liabilities - related parties	322,817	314,920
Other long-term liabilities(b)	183,966	203,470
Total liabilities	2,506,081	2,504,503
Commitments and contingencies (note 9)
Member's equity:
Member's equity	1,936,951	2,096,954
Accumulated earnings (deficit)	—	—
Total member's equity	1,936,951	2,096,954
Total liabilities and equity	$4,443,032	$4,601,457

(a)Reflects the correction of certain immaterial prior period misclassifications of the reported balances in "Prepaid expenses" and "Deferred site rental receivables and other current assets" on the consolidated balance sheet as of December 31, 2019.
(b)Reflects the recording of deferred revenues in connection with the tower installation and modification transactions described in note 6 that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars)

	Years Ended December 31,
	2020	2019	2018
Site rental revenues:
Revenues from tenant contracts	$691,365	$678,150	$659,490
Amortization of tower installations and modifications(a)	58,455	52,341	43,491
Total site rental revenues	749,820	730,491	702,981

Operating expenses:
Site rental costs of operations—third parties(b)	155,219	152,619	149,748
Ground rent expenses—related parties	45,886	43,281	40,981
Site rental costs of operations—total(b)	201,105	195,900	190,729
Management fee—related party	51,847	49,837	48,520
Asset write-down charges	424	1,050	593
Depreciation, amortization and accretion	210,333	207,396	207,528
Total operating expenses	463,709	454,183	447,370
Operating income (loss)	286,111	276,308	255,611
Interest expense and amortization of deferred financing costs	(39,874)	(39,874)	(39,874)
Other income (expense)	115	669	196
Income (loss) before income taxes	246,352	237,103	215,933
Benefit (provision) for income taxes	(399)	(426)	(416)
Net income (loss)	$245,953	$236,677	$215,517

(a)Represents the amortization of deferred revenues recorded in connection with the tower installation and modification transactions (described in note 6) that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions
(b)Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands of dollars)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities(a):
Net income (loss)	$245,953	$236,677	$215,517
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	210,333	207,396	207,528
Amortization of deferred financing costs	1,384	1,384	1,384
Asset write-down charges	424	1,050	593
Changes in assets and liabilities:
Increase (decrease) in accounts payable	1,824	(3,102)	(81)
Increase (decrease) in other liabilities	(19,506)	18,780	15,648
Decrease (increase) in receivables	(1,092)	1,887	(1,745)
Decrease (increase) in other assets	4,112	(13,003)	(12,003)
Net cash provided by (used for) operating activities	443,432	451,069	426,841
Cash flows from investing activities:
Capital expenditures(b)	(40,444)	(86,610)	(70,929)
Net cash provided by (used for) investing activities	(40,444)	(86,610)	(70,929)
Cash flows from financing activities:
Distributions to member	(405,956)	(362,759)	(367,976)
Net cash provided by (used for) financing activities	(405,956)	(362,759)	(367,976)
Net increase (decrease) in cash and cash equivalents	(2,968)	1,700	(12,064)
Cash and cash equivalents at beginning of year	20,407	18,707	30,771
Cash and cash equivalents at end of year	$17,439	$20,407	$18,707

(a)The Company receives no cash from, and is not party to, the tower installation and modification transactions described in note 6. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and as such, the amounts have been recorded as deferred revenues.
(b)Includes permanent improvements recorded in connection with the tower installation and modification transactions described in note 6. The Company receives no cash from, and is not party to, such transactions.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2017	$2,371,657	$—	$2,371,657
Distributions to member (note 6)(a)	(152,459)	(215,517)	(367,976)
Net income (loss)	—	215,517	215,517
Balance, December 31, 2018	$2,219,198	$—	$2,219,198
Other contribution from parent (note 6)	3,838	—	3,838
Distributions to member (note 6)(a)	(126,082)	(236,677)	(362,759)
Net income (loss)	—	236,677	236,677
Balance, December 31, 2019	$2,096,954	$—	$2,096,954
Distributions to member (note 6)(a)	(160,003)	(245,953)	(405,956)
Net income (loss)	—	245,953	245,953
Balance, December 31, 2020	$1,936,951	$—	$1,936,951

(a)The Company receives no cash from, and is not party to, the tower installation and modification transactions described in note 6.

See accompanying notes to consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

1.Basis of Presentation
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
The Company is organized specifically to own, lease and manage approximately 7,600 towers and other structures, such as rooftops, geographically dispersed throughout the U.S. (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "sites") that are geographically dispersed across the United States ("U.S"). The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "tenant contracts"). The Company's customers on its sites are referred to herein as "tenants." Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement (as defined in note 5), as the Company has no employees.
Approximately 68% of the Company's sites are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases or other agreements with T-Mobile (which T-Mobile assumed in connection with its merger with Sprint) ("T-Mobile Sites"). CCIC, through its subsidiaries (including the Company), has the option to purchase in 2037 all (but not less than all) of the T-Mobile Sites from T-Mobile for approximately $2.3 billion. CCIC has no obligation to exercise the purchase option.
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
2.Summary of Significant Accounting Policies
The following is a discussion of the Company's significant accounting policies in effect for the year ended December 31, 2020.
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
Lease Accounting
Effective January 1, 2019, the Company adopted new guidance on the recognition, measurement, presentation and disclosure of leases (commonly referred to as "ASC 842" or the "new lease standard") using a modified retrospective approach as of the effective date without adjusting the comparative periods.
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
Lessee. The Company's lessee arrangements primarily consist of ground leases for land under towers. Ground leases for land are specific to each site, generally contain an initial term of five to 10 years and are renewable (and cancellable after a notice period) at the Company's option. The Company also enters into term easements and ground leases in which it prepays the entire term.

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
Right-of-use ("ROU") assets associated with operating leases are included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. Current and long-term portions of lease liabilities related to operating leases are included in "Current portion of operating lease liabilities—third parties," "Current portion of operating lease liabilities—related parties," "Operating lease liabilities-third parties" and "Operating lease liabilities-related parties" on the Company's balance sheet. ROU assets represent the Company's right to use an underlying asset for the estimated lease term and lease liabilities represent the Company's present value of its future lease payments. In assessing its leases and determining its lease liability at lease commencement or upon modification, the Company is not able to readily determine the rate implicit for its lessee arrangements, and thus uses its incremental borrowing rate on a collateralized basis to determine the present value of the lease payments. The Company's ROU assets are measured as the balance of the lease liability plus any prepaid or accrued lease payments and any unamortized initial direct costs.
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
Abandonments and write-offs of property and equipment are recorded to "Asset write-down charges" on the Company's consolidated statement of operations and were $0.4 million, $1.1 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company records obligations to perform asset retirement activities, including requirements to remove sites or remediate the land on which the Company's towers are located. With respect to the T-Mobile Sites, the Company does not have retirement obligations to the extent such retirement would occur beyond the period for which it has a contract term. Asset retirement obligations are included in "Other long-term liabilities" on the Company's consolidated balance sheet. The liability accretes as a result of the passage of time and the related accretion expense is included in "Depreciation, amortization and accretion" on the Company's consolidated statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long-lived asset and depreciated over the useful life of such asset.
Goodwill
Goodwill represents the excess of the purchase price for an acquired business over the allocated value of the related net assets. The Company tests goodwill for impairment on an annual basis, regardless of whether adverse events or changes in circumstances have occurred. The annual test begins with goodwill and all intangible assets being allocated to applicable reporting units. The Company then performs a qualitative assessment to determine whether it is "more likely than not" that the fair value of the reporting units is less than its carrying amount. If the Company concludes that it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it is necessary to perform a quantitative step-one goodwill impairment test. The step-one goodwill impairment test compares the estimated fair value of the reporting unit and the carrying value of the reporting unit. If the carrying amount of a reporting unit is greater than its fair value, an impairment loss shall be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. The Company has one reporting unit for goodwill impairment testing. The Company performed its most recent annual goodwill impairment test as of October 1, 2020, which resulted in no impairments. See "Recently Adopted Accounting Pronouncements" for a discussion of the recently adopted new guidance related to goodwill impairment evaluation.

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
In addition to the Company's revenue from tenant contracts, amounts under the tower installation services and modifications agreements described in note 6 that represent a lease component to the Company are recognized as "Amortization of tower installations and modifications" on the Company's consolidated statement of operations on a ratable basis over the length of the associated estimated lease term. The Company and its subsidiaries are not parties to such transactions.
Costs of Operations
More than three-fourths of the Company's site rental costs of operations expenses consist of ground lease expenses, and the remainder includes repairs and maintenance expenses, utilities, property taxes and insurance. The Company's current liability related to accrued property taxes is included in "Other accrued liabilities" on the Company's consolidated balance sheet

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)
and was $5.0 million and $4.7 million as of December 31, 2020 and 2019, respectively. Generally, the Company's ground leases for land are specific to each site and are for an initial term of five years and are renewable for pre-determined periods. The Company also enters into term easement and ground leases in which it prepays the entire term in advance.
Ground lease expenses are recognized on a ratable basis, regardless of whether the payment terms require the Company to make payments annually, quarterly, monthly, or for the entire term in advance. Certain of the Company's ground lease agreements contain fixed escalation clauses (such as fixed dollar or fixed percentage increases) or inflation-based escalation clauses (such as those tied to the change in CPI). If the payment terms include fixed escalator provisions, the effect of such increases is recognized on a straight-line basis. The Company's liability related to straight-line expense is included in "Operating lease right-of-use assets" on the Company's consolidated balance sheet. The Company's assets related to prepaid agreements is included in "Prepaid expenses" and "Operating lease right-of-use assets" on the Company's consolidated balance sheet. See also "Lease Accounting-Lessee".
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
Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. The Company is an indirect subsidiary of CCIC and for U.S. federal income taxes purposes the Company's assets and operations are part of the CCIC REIT. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. CCIC also may be subject to certain federal, state, local and foreign taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to the CCIC's taxable REIT subsidiaries, (3) franchise taxes, (4) property taxes and (5) transfer taxes. In addition, CCIC could under certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code of 1986, as amended to maintain qualification for taxation as a REIT.
The Company reports penalties and tax-related interest expense as a component of the benefit (provision) for income taxes. As of December 21, 2020, 2019, and 2018, the Company has not recorded any material penalties related to its income tax positions.
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
The fair value of cash and cash equivalents approximates the carrying value. The Company determines the fair value of its debt securities based on indicative non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. There were no changes since December 31, 2019 in the Company's valuation techniques used to measure fair values. See note 7 for a further discussion of fair values.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)
Reporting Segments
The Company has one operating segment.
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued new guidance to simplify the accounting for goodwill impairment by removing the second step of the existing goodwill impairment test. As a result of the guidance, goodwill impairment, if any, will be measured during the step-one impairment test as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Additionally, the guidance does not change the option to complete a qualitative assessment prior to performing a step-one impairment test. The Company adopted the guidance as of January 1, 2020 and noted that there was not a material impact to its consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's consolidated financial statements.
3.Property and Equipment
The major classes of property and equipment are summarized in the table below.

	Estimated Useful Lives	December 31,
		2020	2019
Land(a)	—	$76,685	$76,610
Towers	1-20 years	2,046,165	1,992,394
Construction in progress	—	19,075	36,718
Total gross property and equipment		2,141,925	2,105,722
Less accumulated depreciation		(1,190,055)	(1,095,355)
Total property and equipment, net		$951,870	$1,010,367

(a)Includes land owned through fee interests and perpetual easements.
Depreciation expense was $95.6 million for the year ended December 31, 2020 and $93.0 million for both years ended December 31, 2019 and 2018.
4.Intangible Assets
The following is a summary of the Company's intangible assets.

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Site rental contracts and tenant relationships	$2,102,864	$(1,540,041)	$562,823	$2,102,864	$(1,426,466)	$676,398
Other intangible assets	12,336	(9,885)	2,451	12,336	(9,778)	2,558
Total	$2,115,200	$(1,549,926)	$565,274	$2,115,200	$(1,436,244)	$678,956

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)
Amortization expense related to intangible assets is classified as follows on the Company's consolidated statement of operations:

	For Years Ended December 31,
	2020	2019	2018
Depreciation, amortization and accretion	$113,682	$113,682	$113,655
Site rental costs of operations(a)	—	—	1,514
Total amortization expense	$113,682	$113,682	$115,169

(a)Amortization expense of intangible assets classified as "Site rental costs of operations" on the Company's consolidated statement of operations for the year ended December 31, 2018 represented amortization of below-market leases. Effective January 1, 2019, the Company adopted new guidance on the recognition, measurement, presentation and disclosure of leases and these below-market leases were de-recognized and reclassified from "Other intangible assets, net" to the "Operating lease right-of-use assets" on the Company's consolidated balance sheet.
For the year ended December 31, 2018, the Company recorded $1.7 million as a decrease to "Site rental costs of operations" for the amortization of above-market leases for land under the Company's towers. Effective January 1, 2019, these above-market leases were de-recognized and reclassified from "Other long-term liabilities" into the "Operating lease right-of-use assets" on the Company's consolidated balance sheet.
The estimated annual amortization expense related to intangible assets for the years ending December 31, 2021 to 2025 is as follows:

	Years Ending December 31,
	2021	2022	2023	2024	2025
Estimated annual amortization	$113,682	$113,682	$113,682	$77,526	$70,295
5.Debt
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
The outstanding balance of the 2012 Secured Notes as of December 31, 2020 and December 31, 2019 was $996.8 million and $995.4 million, respectively. The stated interest rate of the 2012 Secured Notes as of December 31, 2020 was 3.849% per annum.
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
Debt Restrictions. The Indenture does not contain financial maintenance covenants but it does contain restrictive negative covenants, subject to certain exceptions, related to the Company's ability to incur indebtedness, incur liens, enter into certain mergers or change of control transactions, sell or issue equity interests and enter into related party transactions. With respect to the restriction regarding the issuance of debt, the Company may not issue debt other than (1) certain permitted refinancings of the 3.849% Secured Notes, (2) unsecured trade payables in the ordinary course of business and financing of equipment, land or other property up to an aggregate of $100.0 million or (3) unsecured debt or additional notes under the Indenture provided that the Debt to Adjusted Consolidated Cash Flow Ratio (as defined in the Indenture) at the time of incurrence, and after giving effect to such incurrence, would have been no greater than 3.5 to 1. As of December 31, 2020, the Company's Debt to Adjusted Consolidated Cash Flow Ratio is 2.1 to 1, and, as a result, the Company currently has the ability to incur additional indebtedness. For purposes of restrictions related to the Company's Secured Notes Indenture, relevant debt calculations (such as the Debt to Adjusted Consolidated Cash Flow Ratio) are calculated in accordance with GAAP that was in effect as of December 2012, and, as such, exclude the impact of the Company's lease liability recorded as a result of its ASC 842 adoption on January 1, 2019. Further, the Company is not restricted in its ability to distribute cash to affiliates or issue dividends to its member.
Contractual Maturities
The following are the scheduled contractual maturities of the total debt of the Company outstanding at December 31, 2020.

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total Cash Obligations	Unamortized Deferred Financing Costs	Total Debt Outstanding
Scheduled contractual maturities	$—	$—	$1,000,000	$—	$—	$—	$1,000,000	$(3,185)	$996,815
Interest Expense and Amortization of Deferred Financing Costs
The components of "Interest expense and amortization of deferred financing costs" are as follows:

	Years Ended December 31,
	2020	2019	2018
Interest expense on debt obligations	$38,490	$38,490	$38,490
Amortization of deferred financing costs	1,384	1,384	1,384
Total	$39,874	$39,874	$39,874
6.Related Party Transactions
As discussed in note 5, the Company and the Guarantors entered into a Management Agreement with CCUSA, which replaced a previous management agreement among the same parties. Pursuant to the Management Agreement, CCUSA has agreed to employ, supervise and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which is based on the Company’s reported revenues adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses (which includes real estate and personal property taxes, ground lease and easement payments, and insurance premiums). The

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

management fee charged by CCUSA for the years ended December 31, 2020, 2019 and 2018 totaled $51.8 million, $49.8 million and $48.5 million, respectively.

Further, in connection with its role as Manager, CCUSA may offer certain installation and modification services to tenants on the Company's towers; however, the Company receives no cash from, and is not party to, such transactions. The Company includes the deferred revenue for a portion of the transaction price for the tower installation and modification services, which represents a lease component under GAAP, within "Deferred revenues," on the Company's consolidated balance sheet and recognizes it as "Amortization of tower installations and modifications" on the Company's consolidated statement of operations over the associated estimated lease term. The portions of the transaction price which do not represent a lease component are not reflected in the Company's operating results.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company, and the Company pays ground rent expenses to the affiliates. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of December 31, 2020, more than 30% of the Company's towers were located on land which was controlled by an affiliate. Rent expense to affiliates totaled $45.9 million, $43.3 million and $41.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Also, the Company receives site rental revenue from affiliates for land owned by the Company on which affiliates have towers. Rent revenue from affiliates totaled $1.5 million for the year ended December 31, 2020 and $1.0 million for each of the years ended December 31, 2019 and 2018.
For the years ended December 31, 2020, 2019 and 2018, the Company recorded an equity distribution of $406.0 million, $362.8 million and $368.0 million, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of December 31, 2020 and 2019, other than the amounts of its ROU assets and operating lease liabilities related to land leased from affiliates of the Company reflected in "Operating lease right-of-use assets," "Current portion of operating lease liabilities-related parties" and "Operating lease liabilities-related parties," the Company had no material related party assets or liabilities on its consolidated balance sheet.
7.Fair Values
The following table shows the estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities). See also note 2.

	Level in Fair Value Hierarchy	December 31, 2020		December 31, 2019
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$17,439	$17,439	$20,407	$20,407
Liabilities:
Debt	2	996,815	1,076,000	995,431	1,046,200
8.Income Taxes
For each the years ended December 31, 2020, 2019 and 2018, the Company had a provision for income taxes of $0.4 million, which consisted of state taxes in each of such years. The Company's effective tax rate for the years ended December 31, 2020, 2019 and 2018 differed from the federal statutory rate predominately due to CCIC's REIT status, including the dividends paid deduction (see notes 1 and 2) and the aforementioned impacts described above.
As of December 31, 2020, there were no unrecognized tax benefits that would impact the effective tax rate, if recognized.
From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which it has business operations. At this time, CCIC is not subject to an Internal Revenue Service examination.
The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions in which it has business operations. CCIC has no uncertain tax positions as of December 31, 2020.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in thousands)

9.Commitments and Contingencies
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
Asset Retirement Obligations
Pursuant to its ground lease and easement agreements, the Company has the obligation to perform certain asset retirement activities, including requirements upon contract termination to remove sites or remediate the land upon which its sites are located. Accretion expense related to liabilities for retirement obligations amounted to $1.0 million, $0.5 million, and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, liabilities for retirement obligations amounted to $12.5 million and $11.4 million, respectively, representing the net present value of the estimated expected future cash outlay. As of December 31, 2020, the estimated undiscounted future cash outlay for asset retirement obligations was approximately $82.9 million. See note 2.
10.Leases
Lessor Tenant Leases
The following table is a summary of the rental cash payments owed to the Company by tenants pursuant to tenant contracts in effect as of December 31, 2020. Generally, the Company's leases with its tenants provide for (1) annual escalations, (2) multiple renewal periods at the tenant's option and (3) only limited termination rights at the applicable tenant's option through the current term. As of December 31, 2020, the weighted-average remaining term (calculated by weighting the remaining term for each lease by the related site rental revenue) of tenant leases is approximately five years, exclusive of renewals at the tenant's option. The tenants' rental payments included in the table below are through the current terms and do not assume exercise of tenant renewal options.

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Tenant leases(a)	$701,781	$691,203	$566,683	$518,907	$456,828	$1,205,615	$4,141,017

(a)Inclusive of leases with related parties. See note 6.
Lessee Operating Leases
The components of the Company's operating lease expense are as follows:

	Years Ended December 31,
	2020	2019(d)
Lease cost(a):
Operating lease expense(b)	$113,234	$111,125
Variable lease expense(c)	45,755	45,704
Total lease expense	$158,989	$156,829

(a)Inclusive of leases with related parties. See note 6.
(b)Represents the Company's operating lease expense related to its ROU assets for the twelve months ended December 31, 2020 and 2019.
(c)Represents the Company's expense related to contingent payments for operating leases (such as payments based on revenues derived from the sites located on the leased asset) for the twelve months ended December 31, 2020 and 2019. Such contingencies are recognized as expense in the period they are resolved.
(d)Amounts for the year ended December 31, 2019 reflect a revision from the Company's 2019 Annual Report on Form 10-K relating to an immaterial classification error of certain operating lease expenses. In connection with this revision, the Company reclassified $8.7 million from operating lease expense to variable lease expense for the year ended December 31, 2019; total lease expense for the year ended December 31, 2019 remains unchanged.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)
Lessee Finance Leases
The Company's finance leases are related to the towers subject to prepaid master lease agreements with T-Mobile, which T-Mobile assumed in connection with its merger with Sprint, and are recorded as "Property and equipment, net" on the consolidated balance sheet. See note 1 for further discussion of the Company's prepaid master lease agreements. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $976.9 million and $685.4 million, respectively, as of December 31, 2020. Finance leases and associated leasehold improvements related to gross property and equipment and accumulated depreciation were $978.1 million and $645.6 million, respectively, as of December 31, 2019. For the twelve months ended December 31, 2020 and 2019, the Company recorded $39.8 million and $41.1 million, respectively, to "Depreciation, amortization and accretion" related to finance leases.
Other Lessee Information
As of December 31, 2020, the Company's weighted-average remaining lease term and weighted-average discount rate for operating leases were 15 years and 3.8%, respectively.
The following table is a summary of the Company's maturities of operating lease liabilities as of December 31, 2020:

	Years Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total undiscounted lease payments	Less: Imputed interest	Total operating lease liabilities
Operating leases(a)(b)	$108,739	$108,718	$108,372	$107,561	$106,926	$1,130,872	$1,671,188	$(433,063)	$1,238,125

(a)Excludes the Company's contingent payments for operating leases (such as payments based on revenues derived from the sites located on the leased asset) as such arrangements are excluded from the Company's operating lease liability. Such contingencies are recognized as expense in the period they are resolved.
(b)Inclusive of leases with related parties. See note 6.
11.Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and trade receivables. The Company mitigates its risk with respect to cash and cash equivalents by maintaining such deposits at high credit quality financial institutions and monitoring the credit ratings of those institutions. See note 2.
The Company derives the largest portion of its revenues from tenants in the wireless industry. The Company also has a concentration in its volume of business with T-Mobile, AT&T and Verizon Wireless that accounts for a significant portion of the Company's revenues, receivables and deferred site rental receivables. The Company mitigates its concentrations of credit risk with respect to trade receivables by actively monitoring the creditworthiness of its tenants, the use of tenant leases with contractually determinable payment terms or proactive management of past due balances.
Major Tenants
The following table summarizes the percentage of the consolidated revenues for those tenants accounting for more than 10% of the consolidated revenues.

	Years Ended December 31,
	2020		2019	2018
T-Mobile	52%	(a)	20%	19%
AT&T	22%		22%	20%
Verizon Wireless	15%		15%	15%
Sprint	—%		33%	35%
Total	89%		90%	89%

(a)Includes revenues derived from Sprint. T-Mobile and Sprint completed their merger on April 1, 2020.

CC HOLDINGS GS V LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular dollars in thousands)
12.Supplemental Cash Flow Information
The following table is a summary of the supplemental cash flow information during the years ended December 31, 2020, 2019 and 2018.

	For Years Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)	$106,877	$105,933	$—
Interest paid	38,490	38,490	38,490
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)	57,112	101,884	—
Increase (decrease) in accounts payable for purchases of property and equipment	(2,961)	3,821	213

(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
(b)Inclusive of leases with related parties. See note 6.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2020, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). Based upon their evaluation, the CEO and CFO concluded that as of December 31, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Under the supervision and with the participation of the Company's CEO and CFO, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework described in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. Based on the Company's assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States of America.
This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in Form 10-K.
(c) Remediation of Previously Disclosed Material Weakness
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, management concluded that a material weakness existed in the Company's internal control over financial reporting as it did not effectively design and maintain controls related to the accounting for its tower installation services. Management has completed its plan of remediation, which primarily consisted of 1) revising its accounting policies for its tower installation services to identify and account for lease components and the associated deferred revenue, and 2) improvements to existing processes and controls related to the determination of the accuracy of capital expenditures made for permanent improvements associated with tower installation services.
During the quarter ended December 31, 2020, management completed its evaluation and testing of the operating effectiveness of the improved controls and deemed them to be designed and operating effectively. As a result, management concluded that the previously disclosed material weakness has been remediated as of December 31, 2020.
(d) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
Item 9B.    Other Information
None.

PART III
Item 14.    Principal Accounting Fees and Services
As an indirect wholly owned subsidiary of CCIC, our principal accounting fees and services are subject to CCIC's Audit Committee pre-approval procedures described in its proxy statement. This proxy statement is posted on CCIC's website at http://investor.crowncastle.com). Other than these procedures, the information contained on that website is not incorporated by reference in this 2020 Form 10-K. During 2020, all services provided by the external auditor were pre-approved by CCIC's Audit Committee in accordance with such policies.
Fees for professional services provided by our auditors include the following:

(dollars in thousands)	2020	2019
Audit fees(a)	$265	$298
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$265	$298

(a)    Audit fees principally includes audit and review of financial statements and subsidiary audits.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements:

The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 23.
(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018 which is located on page 46.

Schedule III—Schedule of Real Estate and Accumulated Depreciation for the years ended December 31, 2020 and 2019, which is located on page 47.
All other schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes thereto included in this 2020 Form 10-K.
(a)(3) Exhibits:
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
3.1	Amended and Restated Certificate of Formation of CC Holdings GS V LLC	S-4	333-187970	April 17, 2013	3.1
3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC	S-4	333-187970	April 17, 2013	3.2
4.1	Indenture dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023	8-K	001-16441	December 28, 2012	4.1
4.2	Pledge and Security Agreement dated as of December 24, 2012, by and among CC Holdings GS V LLC, Pinnacle Towers LLC, Pinnacle Towers III LLC, Pinnacle Towers V Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.381% Senior Secured Notes due 2017 and the 3.849% Senior Secured Notes due 2023	S-4	333-187970	April 17, 2013	4.2
10.1	Agreement to Contribute, Lease and Sublease, dated as February 14, 2005, among Sprint Corporation, the Sprint subsidiaries named therein and Global Signal Inc.	8-K	001-32168	February 17, 2005	10.1
10.2	Master Lease and Sublease, dated as of May 26, 2005, by and among STC One LLC, as lessor, Sprint Telephony PCS L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.1
10.3	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Two LLC, as lessor, SprintCom, Inc., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.2
10.4	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Three LLC, as lessor, American PCS Communications, LLC, as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.3
10.5	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Four LLC, as lessor, PhillieCo, L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.4

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of Filing	Exhibit Number
10.6	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Five LLC, as lessor, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.5
10.7	Master Lease and Sublease, dated as of May 26, 2005, by and among STC Six Company, Sprint Spectrum L.P., as Sprint Collocator, Global Signal Acquisitions II LLC, as lessee, and Global Signal Inc.	8-K	001-32168	May 27, 2005	10.6
10.8	Management Agreement, dated as of December 24, 2012, by and among Crown Castle USA Inc., as Manager, and CC Holdings GS V LLC, Global Signal Acquisitions LLC, Global Signal Acquisitions II LLC, Pinnacle Towers LLC and the direct and indirect subsidiaries of Pinnacle Towers LLC, collectively, as Owners	S-4	333-187970	April 17, 2013	10.8
10.9	Registration Rights Agreement, dated as of December 24, 2012, by and among CC Holdings GS V LLC, Crown Castle GS III Corp., each of the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers	8-K	001-16441	December 28, 2012	10.2
22*	List of Subsidiaries	—	—	—	—
24*	Power of Attorney (included on signature page of this annual report)	—	—	—	—
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	—	—	—	—
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	—	—	—	—
101*	The following financial statements from CC Holdings GS V LLC's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Equity, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags	—	—	—	—
104*	The cover page from CC Holdings GS V LLC's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL	—	—	—	—

*    Filed herewith.
**    Furnished herewith.
Item 16.    Form 10-K Summary
N/A

CC HOLDINGS GS V LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(In thousands of dollars)

		Additions	Deductions
	Balance at Beginning of Year	Charged to Operations	Credited to Operations	Written Off	Balance at End of Year
Allowance for Doubtful Accounts Receivable:
2020	$1,631	$93	$—	$(27)	$1,697
2019	$1,601	$323	$—	$(293)	$1,631
2018	$1,300	$768	$—	$(467)	$1,601

CC HOLDINGS GS V LLC
SCHEDULE III—SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
YEARS ENDED DECEMBER 31, 2020 and 2019
(In thousands of dollars)

Description	Encumbrances		Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Current Period	Accumulated Depreciation at Close of Current Period	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
7,555 sites(1)	$996,815	(2)	(3)	(3)	$2,141,925	$(1,190,055)	Various	Various	Up to 20 years

(1)    No single site exceeds 5% of the aggregate gross amounts at which the assets were carried at the close of the period set forth in the table above.
(2)    As of December 31, 2020, all of the Company's debt is secured by a pledge of the equity interests in each applicable Guarantor.
(3)    The Company has omitted this information, as it would be impracticable to compile such information on a site-by-site basis.

	2020	2019
Gross amount at beginning	$2,105,722	$2,014,936
Additions during period:
Acquisitions through foreclosure	—	—
Other acquisitions	—	—
Site construction and improvements	37,408	79,039
Purchase of land interests	—	—
Sustaining capital expenditures	3,036	7,571
Other	—	7,666
Total additions	40,444	94,276
Deductions during period:
Cost of real estate sold or disposed	(1,453)	(3,490)
Other	(2,788)	—
Total deductions:	(4,241)	(3,490)
Balance at end	$2,141,925	$2,105,722

	2020	2019
Gross amount of accumulated depreciation at beginning	$(1,095,355)	$(1,004,485)
Additions during period:
Depreciation	(95,628)	(93,049)
Other	(82)	—
Total additions	(95,710)	(93,049)
Deductions during period:
Amount for assets sold or disposed	1,010	2,179
Other	—	—
Total deductions	1,010	2,179
Balance at end	$(1,190,055)	$(1,095,355)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this 2020 Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of February, 2021.

CC HOLDINGS GS V LLC

By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Brown and Kenneth J. Simon and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities, to sign any and all documents relating to the 2020 Form 10-K, including any and all amendments and supplements thereto, for the year ended December 31, 2020 and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this 2020 Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on this 22nd day of February, 2021.

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