Form 10-Q
period 2021-03-31
CC Holdings GS V LLC
filed 2021-05-03
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2021, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
The registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp. and meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

CC HOLDINGS GS V LLC
Cautionary Language Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are based on our management's expectations as of the filing date of this report with the Securities and Exchange Commission ("SEC"). Statements that are not historical facts are hereby identified as forward-looking statements. In addition, words such as "estimate," "anticipate," "project," "plan," "intend," "believe," "expect," "likely," "predicted," "positioned," "continue," "target," "seek," "focus" and any variations of these words, and similar expressions are intended to identify forward-looking statements. Such statements include plans, projections and estimates contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") herein. Such forward-looking statements include (1) anticipated growth in the wireless industry and demand for wireless data, including factors driving such demand, (2) wireless carriers' focus on improving network quality and expanding capacity, (3) demand for our towers, including factors driving such demand, and the potential benefits that may be derived therefrom, (4) availability and adequacy of cash flows and liquidity, (5) value which may be derived from our allocation of cash generated from our business, (6) debt maturities, (7) income taxes and (8) the potential impact of novel coronavirus (COVID-19) pandemic.
Such forward-looking statements should, therefore, be considered in light of various risks, uncertainties and assumptions, including prevailing market conditions, risk factors described in "Item 1A. Risk Factors" of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("2020 Form 10-K") and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.
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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this 2021 Form 10-Q indicates otherwise or the context otherwise requires, the terms, "we," "our," or "us" as used in this 2021 Form 10-Q refer to CC Holdings GS V LLC ("CCL") and its consolidated wholly owned subsidiaries (collectively, "Company"). The Company is a wholly owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of CCIC. Capitalized terms used but not defined in this 2021 Form 10-Q have the same meaning given to them in the 2020 Form 10-K.

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$34,727	$17,439
Receivables, net	4,925	4,712
Prepaid expenses	13,274	12,499
Deferred site rental receivables and other current assets	40,238	38,136
Total current assets	93,164	72,786
Deferred site rental receivables	341,017	346,019
Property and equipment, net of accumulated depreciation of $1,213,284 and $1,190,055, respectively	931,432	951,870
Operating lease right-of-use assets	1,166,886	1,166,726
Goodwill	1,338,730	1,338,730
Other intangible assets, net	536,854	565,274
Other assets	1,732	1,627
Total assets	$4,409,815	$4,443,032

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,997	$1,515
Accrued interest	17,748	8,126
Deferred revenues	86,737	71,427
Other accrued liabilities	10,150	6,107
Current portion of operating lease liabilities—third parties	39,881	40,825
Current portion of operating lease liabilities—related parties	24,327	24,211
Total current liabilities	180,840	152,211
Debt	997,161	996,815
Operating lease liabilities—third parties	850,973	850,272
Operating lease liabilities—related parties	323,664	322,817
Other long-term liabilities	171,881	183,966
Total liabilities	2,524,519	2,506,081
Commitments and contingencies (note 7)
Member's equity:
Member's equity	1,885,296	1,936,951
Accumulated earnings (deficit)	—	—
Total member's equity	1,885,296	1,936,951
Total liabilities and equity	$4,409,815	$4,443,032

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2021	2020
Site rental revenues:
Revenues from tenant contracts	$176,106	$172,389
Amortization of tower installations and modifications(a)	15,109	14,052
Total site rental revenues	191,215	186,441

Operating expenses:
Site rental cost of operations—third parties(b)	38,180	37,827
Ground rent expenses—related parties	11,804	11,281
Site rental cost of operations—total(b)	49,984	49,108
Management fee—related party	13,423	12,722
Asset write-down charges	557	424
Depreciation, amortization and accretion	52,695	52,346
Total operating expenses	116,659	114,600
Operating income (loss)	74,556	71,841
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)
Other income (expense)	3	15
Income (loss) before income taxes	64,590	61,887
Benefit (provision) for income taxes	(99)	(106)
Net income (loss)	$64,491	$61,781

(a)Represents the amortization of deferred revenues recorded in connection with the tower installation and modification transactions (described in note 4) that result in permanent improvements to the Company's towers. The Company receives no cash from, and is not party to, such transactions.
(b)Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:(a)
Net income (loss)	$64,491	$61,781
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	52,695	52,346
Amortization of deferred financing costs	346	346
Asset write-down charges	557	424
Changes in assets and liabilities:
Increase (decrease) in accrued interest	9,622	9,622
Increase (decrease) in accounts payable	992	1,200
Increase (decrease) in other liabilities	7,000	11,187
Decrease (increase) in receivables	(213)	(1,141)
Decrease (increase) in other assets	2,505	(2,143)
Net cash provided by (used for) operating activities	137,995	133,622
Cash flows from investing activities:
Capital expenditures(b)	(4,561)	(16,442)
Net cash provided by (used for) investing activities	(4,561)	(16,442)
Cash flows from financing activities:
Distributions to member	(116,146)	(108,620)
Net cash provided by (used for) financing activities	(116,146)	(108,620)
Net increase (decrease) in cash and cash equivalents	17,288	8,560
Cash and cash equivalents at beginning of period	17,439	20,407
Cash and cash equivalents at end of period	$34,727	$28,967

(a)The Company receives no cash from, and is not party to, the tower installation and modification transactions described in note 4. Such transactions, however, are reflected on the cash flow statement for GAAP purposes as if an amount equal to the lease component for such transactions had been received by the Company, and, as such, the amounts have been recorded as deferred revenues.
(b)Includes permanent improvements recorded in connection with the tower installation and modification transactions described in note 4. The Company receives no cash from, and is not party to, such transactions.

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2020	$1,936,951	$—	$1,936,951
Distributions to member	(51,655)	(64,491)	(116,146)
Net income (loss)	—	64,491	64,491
Balance, March 31, 2021	$1,885,296	$—	$1,885,296

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2019	$2,096,954	$—	$2,096,954
Distributions to member	(46,839)	(61,781)	(108,620)
Net income (loss)	—	61,781	61,781
Balance, March 31, 2020	$2,050,115	$—	$2,050,115

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)

1.General
The accompanying condensed consolidated financial statements reflect the condensed consolidated financial position, results of operations and cash flows of CC Holdings GS V LLC ("CCL") and its consolidated wholly-owned subsidiaries (collectively, "Company"). The Company is a wholly-owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of Crown Castle International Corp., a Delaware corporation ("CCIC"). CCL is a Delaware limited liability company that is a holding company and an issuer of the Company's debt. Intercompany accounts, transactions and profits have been eliminated. As used herein, the term "including," and any variation thereof means "including without limitation." The use of the word "or" herein is not exclusive.
The information contained in the following notes to the condensed consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the condensed consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2020, and related notes thereto, included in the 2020 Form 10-K filed by the Company with the SEC.
The Company is organized specifically to own, lease and manage towers and other structures (collectively, "towers"), and to a lesser extent, interests in land under third party and related party towers in various forms ("land interests") (collectively, "sites") that are geographically dispersed throughout the U.S. The Company's core business is providing access, including space or capacity, to its sites via long-term contracts in various forms, including lease, license and sublease agreements (collectively, "tenant contracts"). The Company's customers on its sites are referred to herein as "tenants." Management services related to the Company's sites are performed by Crown Castle USA Inc. ("CCUSA"), an affiliate of the Company, under the Management Agreement, as the Company has no employees.
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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company at March 31, 2021, the condensed consolidated results of operations for the three months ended March 31, 2021 and 2020 and the condensed consolidated cash flows for the three months ended March 31, 2021 and 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the three months ended March 31, 2021 had a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)
3.Debt
The outstanding balance of the 3.849% Secured Notes due April 2023 as of March 31, 2021 and December 31, 2020 was $997.2 million and $996.8 million, respectively.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended March 31,
	2021	2020
Interest expense on debt obligations	$9,623	$9,623
Amortization of deferred financing costs	346	346
Total	$9,969	$9,969
4.Related Party Transactions
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
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company, and the Company pays ground rent expenses to the affiliates. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of March 31, 2021, more than 30% of the Company's towers were located on land controlled by an affiliate. Also, the Company receives site rental revenues from affiliates for land owned by the Company on which affiliates have towers.
For the three months ended March 31, 2021 and 2020, the Company recorded equity distributions of $116.1 million and $108.6 million, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of March 31, 2021 and 2020, other than the amounts of its ROU assets and operating lease liabilities related to land leased from affiliates of the Company reflected in "Operating lease right-of-use assets," "Current portion of operating lease liabilities—related parties" and "Operating lease liabilities—related parties," the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.
5.Income Taxes
CCIC operates as a REIT for U.S. federal income tax purposes. As a REIT, CCIC is generally entitled to a deduction for dividends that it pays and therefore is not subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. For U.S. federal income tax purposes, the Company's assets and operations are included in the CCIC REIT.
For the three months ended March 31, 2021 and 2020, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction, and (2) state taxes.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)
6.Fair Values

	Level in Fair Value Hierarchy	March 31, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$34,727	$34,727	$17,439	$17,439
Liabilities:
Debt	2	997,161	1,063,900	996,815	1,076,000
The fair value of cash and cash equivalents approximates the carrying value. The Company determines the fair value of its debt securities based on indicative, non-binding quotes from brokers. Quotes from brokers require judgment and are based on the brokers' interpretation of market information, including implied credit spreads for similar borrowings on recent trades or bid/ask prices or quotes from active markets if available. Since December 31, 2020, there have been no changes in the Company's valuation techniques used to measure fair values.
7.Commitments and Contingencies
The Company is involved in various claims, assessments, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the adverse resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's condensed consolidated financial position or results of operations. In addition, see note 1 for a discussion of CCIC's option to purchase approximately 68% of the Company's towers at the end of their respective lease terms. CCIC has no obligation to exercise such purchase option.
8.Supplemental Cash Flow Information

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)	$26,699	$26,402
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)	8,599	11,756
Increase (decrease) in accounts payable for purchases of property and equipment	(510)	(1,798)

(a)Excludes the Company's contingent payments pursuant to operating leases, which are recorded as expense in the period such contingencies are resolved.
(b)Inclusive of leases with related parties. See note 4.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the response to Part I, Item 1 of this Form 10-Q and the consolidated financial statements of the Company including the related notes and MD&A included in the 2020 Form 10-K.
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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the three months ended March 31, 2021:
•Potential growth resulting from the increasing demand for wireless data
◦We expect U.S. wireless carriers will continue their focus on improving network quality and expanding capacity (including through 5G initiatives) by adding additional antennas or other equipment on our sites.
◦We expect existing and potential new tenant demand for our towers will result from (1) new technologies, (2) increased usage of mobile entertainment, mobile internet, and machine-to-machine applications, (3) adoption of other emerging and embedded wireless devices (including smartphones, laptops, tablets, wearables and other devices), (4) increasing smartphone penetration, (5) wireless carrier focus on expanding both network quality and capacity, (6) the adoption of other bandwidth-intensive applications (such as cloud services and video communications), (7) the availability of additional spectrum and (8) increased government initiatives to support connectivity throughout the U.S.
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
•Majority of our revenues from large wireless carriers
◦Approximately 89% of our site rental revenues were derived from T-Mobile, AT&T and Verizon Wireless.
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

•Minimal sustaining capital expenditure requirements
◦Sustaining capital expenditures represented less than 1% of total site rental revenues.
•Fixed rate debt with no short-term maturities
◦Our debt consists of $1.0 billion aggregate principal amount of 3.849% Secured Notes. See note 3 to our condensed consolidated financial statements.
•Significant cash flows from operations
◦Net cash provided by operating activities was $138.0 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Coronavirus (COVID-19)
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure viability of communications networks, which are essential to public health and safety. We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the three months ended March 31, 2021. We currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position."
Guarantor Subsidiaries
Summary financial information of certain of CCL’s wholly owned subsidiaries whose securities are pledged as collateral for our 3.849% Secured Notes is not provided in this Form 10-Q because the assets, liabilities and results of operations of the combined guarantors of the 3.849% Secured Notes and CCL affiliates whose securities are so pledged are not materially different than the corresponding amounts presented in CCL's condensed consolidated financial statements. Below is a description of certain material terms of the guarantees of the 3.849% Secured Notes and the pledge of the equity interests of the Guarantors (as defined below) that secures the 3.849% Secured Notes.
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
The foregoing description of the Notes Documents is qualified in its entirety by the terms of the Secured Notes Indenture and the Pledge Agreement, which are incorporated by reference as Exhibit 4.1 and Exhibit 4.2, respectively, to our 2020 Form 10-K.
Results of Operations
The following discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements and the 2020 Form 10-K.
The following discussion of our results of operations is based on our condensed consolidated financial statements prepared in accordance with GAAP which requires us to make estimates and judgments that affect the reported amounts (see "Item 2. MD&A—Accounting and Reporting Matters—Critical Accounting Policies and Estimates" herein and note 2 to the 2020 Form 10-K).

Highlights of our results of operations for the three months ended March 31, 2021 and 2020 are depicted below.

	Three Months Ended March 31,
(In thousands of dollars)	2021	2020	Percent Change
Site rental revenues:
Revenues from tenant contracts	$176,106	$172,389	2%
Amortization of tower installations and modifications(a)	15,109	14,052	8%
Total site rental revenues	191,215	186,441	3%

Operating expenses:
Site rental cost of operations—third parties(b)	38,180	37,827	1%
Ground rent expenses—related parties	11,804	11,281	5%
Site rental cost of operations—total(b)	49,984	49,108	2%
Management fee—related party	13,423	12,722	6%
Asset write-down charges	557	424	*
Depreciation, amortization and accretion	52,695	52,346	1%
Total operating expenses	116,659	114,600	2%
Operating income (loss)	74,556	71,841	4%
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	—%
Other income (expense)	3	15	*
Income (loss) before income taxes	64,590	61,887	4%
Benefit (provision) for income taxes	(99)	(106)	*
Net income (loss)	$64,491	$61,781	4%

*    Percentage is not meaningful.
(a)Represents the amortization of deferred revenues recorded in connection with the tower installation and modification transactions described in note 4 to our condensed consolidated financial statements that result in permanent improvements to our towers. We receive no cash from, and are not party to, such transactions.
(b)Exclusive of depreciation, amortization and accretion shown separately and certain indirect costs included in the management fee.
First Quarter 2021 and 2020
Total site rental revenues for the three months ended March 31, 2021 increased by $4.8 million, or 3%, from the same period in the prior year. The increase in total site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts and escalations offset by non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the three months ended March 31, 2021 increased by $2.7 million, or 4%, from the same period in the prior year. The increase in operating income was primarily due to the aforementioned increase in total site rental revenues, partially offset by an increase in the cost of operations from the three months ended March 31, 2020.
Interest expense and amortization of deferred financing costs for the three months ended March 31, 2021 remained unchanged from the same period in the prior year.
Net income for the three months ended March 31, 2021 was $64.5 million, compared to net income of $61.8 million for the three months ended March 31, 2020. The increase was primarily due to the aforementioned increase in total site rental revenues.
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

From a cash management perspective, we currently distribute cash on hand to our member above amounts required pursuant to the Management Agreement. If any future event would occur that would leave us with a deficiency in our operating cash flow, while not required, CCIC may contribute cash back to us.
CCIC operates as a REIT for U.S. federal income tax purposes. For U.S. federal income tax purposes, our assets and operations are included in the CCIC REIT. We expect to continue to pay minimal cash income taxes as a result of CCIC's REIT status and NOLs.
Liquidity Position. The following is a summary of our capitalization and liquidity position as of March 31, 2021:

(In thousands of dollars)	March 31, 2021
Cash and cash equivalents	$34,727
Debt	997,161
Total member's equity	1,885,296
Over the next 12 months:
•We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.
•We have no scheduled contractual debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Three Months Ended March 31,
(In thousands of dollars)	2021	2020	Change
Net cash provided by (used for):
Operating activities	$137,995	$133,622	$4,373
Investing activities	(4,561)	(16,442)	11,881
Financing activities	(116,146)	(108,620)	(7,526)
Net increase (decrease) in cash and cash equivalents	$17,288	$8,560	$8,728
Operating Activities
The increase in net cash provided by operating activities for the first three months of 2021 of $4.4 million, or 3%, from the first three months of 2020, was primarily due to growth in cash revenues, including cash escalations that are subject to straight-line accounting. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.

Investing Activities
Capital Expenditures
Our capital expenditures are primarily recorded as a result of tower installation and modification services performed by CCUSA that result in permanent improvements to our towers. We receive no cash from, and are not party to, such transactions. Such capital expenditures include the following:
•Discretionary capital expenditures primarily consist of expansion or development of sites (including capital expenditures related to (1) enhancing sites in order to add new tenants for the first time or support subsequent tenant equipment augmentations, or (2) modifying the structure of a site asset to accommodate additional tenants). Discretionary capital expenditures also include purchases of land interests (which primarily relate to land assets under towers as CCIC seeks to manage its interests in the land beneath its towers), certain technology-related investments necessary to support and scale future tenant demand for our sites, and other capital projects. The expansion or development of existing sites to accommodate new leasing typically varies based on, among other factors: (1) the type of site, (2) the scope, volume and mix of work performed on the site, (3) existing capacity prior to installation or (4) changes in structural engineering regulations and standards. Our decisions regarding discretionary capital expenditures are influenced by (1) sufficient potential to enhance CCIC's long-term stockholder value, (2) CCIC's availability and cost of capital and (3) CCIC's expected returns on alternative uses of cash, such as payments of dividends and investments.
•Sustaining capital expenditures consist of maintenance capital expenditures on our sites that enable our tenants' ongoing quiet enjoyment of the site.
Capital expenditures for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(In thousands of dollars)	2021	2020	Change
Discretionary	$3,811	$15,311	$(11,500)
Sustaining	750	1,131	(381)
Total	$4,561	$16,442	$(11,881)
Discretionary capital expenditures were primarily impacted by the timing of tenant activity during the first three months of 2021 compared to the same period in 2020.
Financing Activities
The net cash flows used for financing activities during the three months ended March 31, 2021 and 2020 were impacted by our continued practice of distributing excess cash to our member.
2012 Secured Notes
See the 2020 Form 10-K for a discussion of the 2012 Secured Notes, debt restrictions and disclosures about market risk. There are no financial maintenance covenants in the Secured Notes Indenture. We are currently not restricted in our ability to incur additional indebtedness or distribute cash to affiliates or issue dividends to our member.
Accounting and Reporting Matters
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that we believe (1) are most important to the portrayal of our financial condition and results of operations or (2) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In many cases, the accounting treatment of a particular transaction is specifically prescribed by GAAP. In other cases, management is required to exercise judgment in the application of accounting principles with respect to particular transactions. The critical accounting policies and estimates for 2021 are not intended to be a comprehensive list of our accounting policies and estimates. Our critical accounting policies and estimates as of December 31, 2020 are described in "Item 7. MD&A—Accounting and Reporting Matters" and in note 2 of our consolidated financial statements in the 2020 Form 10-K.

Accounting Pronouncements
Recently Adopted Accounting Pronouncements.
See note 2 to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted.
See note 2 to our condensed consolidated financial statements.
ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the CEO and CFO concluded that as of March 31, 2021, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
See the disclosure in note 7 to our condensed consolidated financial statements set forth in Part I, Item 1 of this Form 10-Q.
ITEM 1A.RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in the 2020 Form 10-K.
ITEM 6.EXHIBITS
Exhibit Index

Exhibit No.		Description

(a)	3.1	Certificate of Formation, as amended, of CC Holdings GS V LLC

(a)	3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC

(b)	22	List of Subsidiaries

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

†	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101	The following financial statements from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Changes of Member's Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

*	104	The cover page from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

*    Filed herewith.
†    Furnished herewith.
(a)Incorporated by reference to the exhibit previously filed by the Registrant on Form S-4 (Registration No. 333-187970) on April 17, 2013.
(b)Incorporated by reference to the exhibit previously filed by the Registrant on Annual Report on Form 10-K for the year ended December 31, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CC HOLDINGS GS V LLC

Date:	May 3, 2021	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2021	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)