Form 10-Q
period 2021-06-30
CC Holdings GS V LLC
filed 2021-08-06
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

8020 Katy Freeway, Houston, Texas 77024-1908
(Address of principal executives office) (Zip Code)
(713) 570-3000
(Registrant's telephone number, including area code)
1220 Augusta Drive, Suite 600, Houston, Texas 77057-2261
(Former name, former address and former fiscal year, if changed since last report)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
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
Interpretation
As used herein, the term "including," and any variation thereof, means "including without limitation." The use of the word "or" herein is not exclusive. Unless this 2021 Form 10-Q indicates otherwise or the context otherwise requires, the terms "we," "our," or "us" as used in this 2021 Form 10-Q refer to CC Holdings GS V LLC ("CCL") and its consolidated wholly owned subsidiaries (collectively, "Company"). The Company is a wholly owned subsidiary of Global Signal Operating Partnership, L.P. ("GSOP"), which is an indirect subsidiary of CCIC. Capitalized terms used but not defined in this 2021 Form 10-Q have the same meaning given to them in the 2020 Form 10-K.

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$22,499	$17,439
Receivables, net	5,388	4,712
Prepaid expenses	21,747	12,499
Deferred site rental receivables and other current assets	42,759	38,136
Total current assets	92,393	72,786
Deferred site rental receivables	344,343	346,019
Property and equipment, net of accumulated depreciation of $1,236,903 and $1,190,055, respectively	912,964	951,870
Operating lease right-of-use assets	1,172,869	1,166,726
Goodwill	1,338,730	1,338,730
Other intangible assets, net	508,433	565,274
Other assets	1,435	1,627
Total assets	$4,371,167	$4,443,032

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,814	$1,515
Accrued interest	8,126	8,126
Deferred revenues	74,622	71,427
Other accrued liabilities	6,642	6,107
Current portion of operating lease liabilities—third parties	40,953	40,825
Current portion of operating lease liabilities—related parties	24,915	24,211
Total current liabilities	157,072	152,211
Debt	997,507	996,815
Operating lease liabilities—third parties	858,344	850,272
Operating lease liabilities—related parties	321,230	322,817
Other long-term liabilities	162,261	183,966
Total liabilities	2,496,414	2,506,081
Commitments and contingencies (note 7)
Member's equity:
Member's equity	1,874,753	1,936,951
Accumulated earnings (deficit)	—	—
Total member's equity	1,874,753	1,936,951
Total liabilities and equity	$4,371,167	$4,443,032

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Site rental revenues:
Revenues from tenant contracts	$185,742	$171,304	$361,848	$343,693
Amortization of tower installations and modifications(a)	14,650	14,769	29,759	28,821
Total site rental revenues	200,392	186,073	391,607	372,514

Operating expenses:
Site rental cost of operations—third parties(b)	39,497	38,689	77,677	76,516
Ground rent expenses—related parties	11,922	11,508	23,726	22,789
Site rental cost of operations—total(b)	51,419	50,197	101,403	99,305
Management fee—related party	13,489	12,790	26,912	25,512
Asset write-down charges	99	—	656	424
Depreciation, amortization and accretion	52,522	52,744	105,217	105,090
Total operating expenses	117,529	115,731	234,188	230,331
Operating income (loss)	82,863	70,342	157,419	142,183
Interest expense and amortization of deferred financing costs	(9,968)	(9,968)	(19,937)	(19,937)
Other income (expense)	64	71	67	86
Income (loss) before income taxes	72,959	60,445	137,549	122,332
Benefit (provision) for income taxes	(100)	(106)	(199)	(212)
Net income (loss)	$72,859	$60,339	$137,350	$122,120

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

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:(a)
Net income (loss)	$137,350	$122,120
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	105,217	105,090
Amortization of deferred financing costs	692	692
Asset write-down charges	656	424
Changes in assets and liabilities:
Increase (decrease) in accounts payable	447	1,645
Increase (decrease) in other liabilities	(18,540)	13,768
Decrease (increase) in receivables	(676)	(711)
Decrease (increase) in other assets	(10,937)	(9,258)
Net cash provided by (used for) operating activities	214,209	233,770
Cash flows from investing activities:
Capital expenditures(b)	(9,601)	(28,593)
Net cash provided by (used for) investing activities	(9,601)	(28,593)
Cash flows from financing activities:
Distributions to member	(199,548)	(196,698)
Net cash provided by (used for) financing activities	(199,548)	(196,698)
Net increase (decrease) in cash and cash equivalents	5,060	8,479
Cash and cash equivalents at beginning of period	17,439	20,407
Cash and cash equivalents at end of period	$22,499	$28,886

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

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, March 31, 2021	$1,885,296	$—	$1,885,296
Distributions to member	(10,543)	(72,859)	(83,402)
Net income (loss)	—	72,859	72,859
Balance, June 30, 2021	$1,874,753	$—	$1,874,753

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, March 31, 2020	$2,050,115	$—	$2,050,115
Distributions to member	(27,739)	(60,339)	(88,078)
Net income (loss)	—	60,339	60,339
Balance, June 30, 2020	$2,022,376	$—	$2,022,376

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2020	$1,936,951	$—	$1,936,951
Distributions to member	(62,198)	(137,350)	(199,548)
Net income (loss)		137,350	137,350
Balance, June 30, 2021	$1,874,753	$—	$1,874,753

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2019	$2,096,954	$—	$2,096,954
Distributions to member	(74,578)	(122,120)	(196,698)
Net income (loss)	—	122,120	122,120
Balance, June 30, 2020	$2,022,376	$—	$2,022,376

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
Approximately 70% of the Company's sites are leased or subleased or operated and managed for an initial period of 32 years (through May 2037) under master leases or other agreements with T-Mobile (which T-Mobile assumed in connection with its merger with Sprint) ("T-Mobile Sites"). CCIC, through its subsidiaries (including the Company), has the option to purchase in 2037 all (but not less than all) of the T-Mobile Sites from T-Mobile for approximately $2.3 billion. CCIC has no obligation to exercise the purchase option.
For U.S federal income tax purposes, CCIC operates as a real estate investment trust ("REIT"), and as its indirect subsidiary, the Company's assets and operations are included in the CCIC REIT. See note 5.
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company at June 30, 2021, the condensed consolidated results of operations for the three and six months ended June 30, 2021 and 2020 and the condensed consolidated cash flows for the six months ended June 30, 2021 and 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the six months ended June 30, 2021 had a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)
3.Debt
The outstanding balance of the 3.849% Secured Notes due April 2023 as of June 30, 2021 and December 31, 2020 was $997.5 million and $996.8 million, respectively.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense on debt obligations	$9,622	$9,622	$19,245	$19,245
Amortization of deferred financing costs	346	346	692	692
Total	$9,968	$9,968	$19,937	$19,937
4.Related Party Transactions
Pursuant to the Management Agreement, CCUSA has agreed to employ, supervise and pay at all times a sufficient number of capable employees as may be necessary to perform services in accordance with the operation standards defined in the Management Agreement. CCUSA currently acts as the Manager of the sites held by subsidiaries of CCIC. The management fee is equal to 7.5% of the Company's "Operating Revenues," as defined in the Management Agreement, which is based on the Company's reported revenues from tenant contracts adjusted to exclude certain items including revenues related to the accounting for leases with fixed escalators. The fee is compensation for those functions reasonably necessary to maintain, market, operate, manage and administer the sites, other than the operating expenses (which includes real estate and personal property taxes, ground lease and easement payments, and insurance premiums).
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
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company, and the Company pays ground rent expenses to the affiliates. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of June 30, 2021, more than 30% of the Company's towers were located on land controlled by an affiliate. Also, the Company receives site rental revenues from affiliates for land owned by the Company on which affiliates have towers.
For the six months ended June 30, 2021 and 2020, the Company recorded equity distributions of $199.5 million and $196.7 million, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of June 30, 2021 and December 31, 2020, other than the amounts of its ROU assets and operating lease liabilities related to land leased from affiliates of the Company reflected in "Operating lease right-of-use assets," "Current portion of operating lease liabilities—related parties" and "Operating lease liabilities—related parties," the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.
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
For the six months ended June 30, 2021 and 2020, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction, and (2) state taxes.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)
6.Fair Values

	Level in Fair Value Hierarchy	June 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$22,499	$22,499	$17,439	$17,439
Liabilities:
Debt	2	997,507	1,057,100	996,815	1,076,000
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
7.Commitments and Contingencies
The Company is involved in various claims, assessments, lawsuits or proceedings arising in the ordinary course of business. While there are uncertainties inherent in the ultimate outcome of such matters, and it is impossible to presently determine the ultimate costs or losses that may be incurred, if any, management believes the adverse resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's condensed consolidated financial position or results of operations. In addition, see note 1 for a discussion of CCIC's option to purchase approximately 70% of the Company's towers at the end of their respective lease terms. CCIC has no obligation to exercise such purchase option.
8.Supplemental Cash Flow Information

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)	$54,469	$53,207
Interest paid	19,245	19,245
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)	11,478	26,765
Increase (decrease) in accounts payable for purchases of property and equipment	(150)	(2,340)

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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the six months ended June 30, 2021:
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
◦Weighted-average remaining term of approximately six years, exclusive of renewals exercisable at the tenants' option, currently representing approximately $5.1 billion of expected future cash inflows.
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
•Significant cash flows from operations
◦Net cash provided by operating activities was $214.2 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Coronavirus (COVID-19)
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure viability of communications networks, which are essential to public health and safety. We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the six months ended June 30, 2021. We currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position."
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

Highlights of our results of operations for the three and six months ended June 30, 2021 and 2020 are depicted below.

	Three Months Ended June 30,
(In thousands of dollars)	2021	2020	Percent Change
Site rental revenues:
Revenues from tenant contracts	$185,742	$171,304	8%
Amortization of tower installations and modifications(a)	14,650	14,769	(1)%
Total site rental revenues	200,392	186,073	8%

Operating expenses:
Site rental cost of operations—third parties(b)	39,497	38,689	2%
Ground rent expenses—related parties	11,922	11,508	4%
Site rental cost of operations—total(b)	51,419	50,197	2%
Management fee—related party	13,489	12,790	5%
Asset write-down charges	99	—	*
Depreciation, amortization and accretion	52,522	52,744	—%
Total operating expenses	117,529	115,731	2%
Operating income (loss)	82,863	70,342	18%
Interest expense and amortization of deferred financing costs	(9,968)	(9,968)	—%
Other income (expense)	64	71	*
Income (loss) before income taxes	72,959	60,445	21%
Benefit (provision) for income taxes	(100)	(106)	*
Net income (loss)	$72,859	$60,339	21%

	Six Months Ended June 30,
(In thousands of dollars)	2021	2020	Percent Change
Site rental revenues:
Revenues from tenant contracts	$361,848	$343,693	5%
Amortization of tower installations and modifications(a)	29,759	28,821	3%
Total site rental revenues	391,607	372,514	5%

Operating expenses:
Site rental cost of operations—third parties(b)	77,677	76,516	2%
Ground rent expenses—related parties	23,726	22,789	4%
Site rental cost of operations—total(b)	101,403	99,305	2%
Management fee—related party	26,912	25,512	5%
Asset write-down charges	656	424	*
Depreciation, amortization and accretion	105,217	105,090	—%
Total operating expenses	234,188	230,331	2%
Operating income (loss)	157,419	142,183	11%
Interest expense and amortization of deferred financing costs	(19,937)	(19,937)	—%
Other income (expense)	67	86	*
Income (loss) before income taxes	137,549	122,332	12%
Benefit (provision) for income taxes	(199)	(212)	*
Net income (loss)	$137,350	$122,120	12%

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

Second Quarter 2021 and 2020
Total site rental revenues for the three months ended June 30, 2021 increased by $14.3 million, or 8%, from the same period in the prior year. The increase in total site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts and escalations offset by non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the three months ended June 30, 2021 increased by $12.5 million, or 18%, from the same period in the prior year. The increase in operating income was primarily due to the aforementioned increase in total site rental revenues, partially offset by an increase in the cost of operations from the three months ended June 30, 2020.
Interest expense and amortization of deferred financing costs for the three months ended June 30, 2021 remained unchanged from the same period in the prior year.
Net income for the three months ended June 30, 2021 was $72.9 million, compared to net income of $60.3 million for the three months ended June 30, 2020. The increase was primarily due to the aforementioned increase in total site rental revenues.
First Six Months 2021 and 2020
Total site rental revenues for the six months ended June 30, 2021 increased by $19.1 million, or 5%, from the same period in the prior year. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: new tenant additions across our entire portfolio, renewals or extensions of tenant leases and escalations offset by non-renewal of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the six months ended June 30, 2021 increased by $15.2 million, or 11%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the six months ended June 30, 2020.
Interest expense and amortization of deferred financing costs for the six months ended June 30, 2021 remained unchanged from the same period in the prior year.
Net income for the six months ended June 30, 2021 was $137.4 million compared to net income of $122.1 million for the six months ended June 30, 2020. The increase was due primarily to the aforementioned increase in site rental revenues.
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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of June 30, 2021:

(In thousands of dollars)	June 30, 2021
Cash and cash equivalents	$22,499
Debt	997,507
Total member's equity	1,874,753

Over the next 12 months:
•We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.
•We have no scheduled contractual debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Six Months Ended June 30,
(In thousands of dollars)	2021	2020	Change
Net cash provided by (used for):
Operating activities	$214,209	$233,770	$(19,561)
Investing activities	(9,601)	(28,593)	18,992
Financing activities	(199,548)	(196,698)	(2,850)
Net increase (decrease) in cash and cash equivalents	$5,060	$8,479	$(3,419)
Operating Activities
The decrease in net cash provided by operating activities for the first six months of 2021 of $19.6 million, or 8%, from the first six months of 2020, was primarily due to a net decrease in working capital partially offset by growth in cash revenues, including cash escalations that are subject to straight-line accounting. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.
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
Capital expenditures for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(In thousands of dollars)	2021	2020	Change
Discretionary	$7,898	$26,659	$(18,761)
Sustaining	1,703	1,934	(231)
Total	$9,601	$28,593	$(18,992)

Discretionary capital expenditures were primarily impacted by the timing of tenant activity during the first six months of 2021 compared to the same period in 2020.
Financing Activities
The net cash flows used for financing activities during the six months ended June 30, 2021 and 2020 were impacted by our continued practice of distributing excess cash to our member.
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
ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the CEO and CFO concluded that as of June 30, 2021, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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
ITEM 1A.RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in the 2020 Form 10-K.
ITEM 6.EXHIBITS
Exhibit Index

Exhibit No.		Description

(a)	3.1	Certificate of Formation, as amended, of CC Holdings GS V LLC

(a)	3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC

(b)	22	List of Subsidiaries

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

†	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101	The following financial statements from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Changes of Member's Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

*	104	The cover page from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

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

CC HOLDINGS GS V LLC

Date:	August 6, 2021	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2021	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)