Form 10-Q
period 2021-09-30
CC Holdings GS V LLC
filed 2021-11-05
CIK 1574291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM 10-Q
___________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2021, the only member of the registrant is a wholly-owned indirect subsidiary of Crown Castle International Corp.
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

PART I—FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands of dollars)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$22,644	$17,439
Receivables, net	8,996	4,712
Prepaid expenses	18,543	12,499
Deferred site rental receivables and other current assets	35,337	38,136
Total current assets	85,520	72,786
Deferred site rental receivables	353,703	346,019
Property and equipment, net of accumulated depreciation of $1,260,538 and $1,190,055, respectively	897,226	951,870
Operating lease right-of-use assets	1,180,816	1,166,726
Goodwill	1,338,730	1,338,730
Other intangible assets, net	480,012	565,274
Other assets	1,464	1,627
Total assets	$4,337,471	$4,443,032

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,705	$1,515
Accrued interest	17,748	8,126
Deferred revenues	75,734	71,427
Other accrued liabilities	6,784	6,107
Current portion of operating lease liabilities—third parties	42,821	40,825
Current portion of operating lease liabilities—related parties	25,743	24,211
Total current liabilities	171,535	152,211
Debt	997,853	996,815
Operating lease liabilities—third parties	863,846	850,272
Operating lease liabilities—related parties	321,065	322,817
Other long-term liabilities	151,892	183,966
Total liabilities	2,506,191	2,506,081
Commitments and contingencies (note 7)
Member's equity:
Member's equity	1,831,280	1,936,951
Accumulated earnings (deficit)	—	—
Total member's equity	1,831,280	1,936,951
Total liabilities and equity	$4,337,471	$4,443,032

See notes to condensed consolidated financial statements.

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(In thousands of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Site rental revenues:
Revenues from tenant contracts	$187,636	$173,348	$549,484	$517,041
Amortization of tower installations and modifications(a)	14,409	14,818	44,168	43,639
Total site rental revenues	202,045	188,166	593,652	560,680

Operating expenses:
Site rental cost of operations—third parties(b)	39,791	38,640	117,468	115,156
Ground rent expenses—related parties	11,858	11,446	35,584	34,235
Site rental cost of operations—total(b)	51,649	50,086	153,052	149,391
Management fee—related party	13,923	13,084	40,835	38,596
Asset write-down charges	5	—	661	424
Depreciation, amortization and accretion	52,335	53,048	157,552	158,138
Total operating expenses	117,912	116,218	352,100	346,549
Operating income (loss)	84,133	71,948	241,552	214,131
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	(29,906)	(29,906)
Other income (expense)	39	(12)	106	74
Income (loss) before income taxes	74,203	61,967	211,752	184,299
Benefit (provision) for income taxes	(100)	(80)	(299)	(292)
Net income (loss)	$74,103	$61,887	$211,453	$184,007

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

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands of dollars)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:(a)
Net income (loss)	$211,453	$184,007
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	157,552	158,138
Amortization of deferred financing costs	1,038	1,038
Asset write-down charges	661	424
Changes in assets and liabilities:
Increase (decrease) in accrued interest	9,622	9,622
Increase (decrease) in accounts payable	360	1,802
Increase (decrease) in other liabilities	(27,935)	6,800
Decrease (increase) in receivables	(4,284)	(441)
Decrease (increase) in other assets	(9,621)	(5,051)
Net cash provided by (used for) operating activities	338,846	356,339
Cash flows from investing activities:
Capital expenditures(b)	(16,517)	(37,179)
Net cash provided by (used for) investing activities	(16,517)	(37,179)
Cash flows from financing activities:
Distributions to member	(317,124)	(308,002)
Net cash provided by (used for) financing activities	(317,124)	(308,002)
Net increase (decrease) in cash and cash equivalents	5,205	11,158
Cash and cash equivalents at beginning of period	17,439	20,407
Cash and cash equivalents at end of period	$22,644	$31,565

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

CC HOLDINGS GS V LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(In thousands of dollars)

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, June 30, 2021	$1,874,753	$—	$1,874,753
Distributions to member	(43,473)	(74,103)	(117,576)
Net income (loss)	—	74,103	74,103
Balance, September 30, 2021	$1,831,280	$—	$1,831,280

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, June 30, 2020	$2,022,376	$—	$2,022,376
Distributions to member	(49,417)	(61,887)	(111,304)
Net income (loss)	—	61,887	61,887
Balance, September 30, 2020	$1,972,959	$—	$1,972,959

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2020	$1,936,951	$—	$1,936,951
Distributions to member	(105,671)	(211,453)	(317,124)
Net income (loss)		211,453	211,453
Balance, September 30, 2021	$1,831,280	$—	$1,831,280

	Member's Equity	Accumulated Earnings (Deficit)	Total
Balance, December 31, 2019	$2,096,954	$—	$2,096,954
Distributions to member	(123,995)	(184,007)	(308,002)
Net income (loss)	—	184,007	184,007
Balance, September 30, 2020	$1,972,959	$—	$1,972,959

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
Basis of Presentation
The condensed consolidated financial statements included herein are unaudited; however, they include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed consolidated financial position of the Company at September 30, 2021, the condensed consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
2.Summary of Significant Accounting Policies
Recently Adopted Accounting Pronouncements
No accounting pronouncements adopted during the nine months ended September 30, 2021 had a material impact on the Company's condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
No new accounting pronouncements issued but not yet adopted are expected to have a material impact on the Company's condensed consolidated financial statements.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)
3.Debt
The outstanding balance of the 3.849% Secured Notes due April 2023 as of September 30, 2021 and December 31, 2020 was $997.9 million and $996.8 million, respectively.
Interest Expense and Amortization of Deferred Financing Costs
The components of interest expense and amortization of deferred financing costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense on debt obligations	$9,623	$9,623	$28,868	$28,868
Amortization of deferred financing costs	346	346	1,038	1,038
Total	$9,969	$9,969	$29,906	$29,906
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
Further, in connection with its role as Manager, CCUSA may offer certain installation and modification services to tenants on the Company's towers; however, the Company receives no cash from, and is not party to, such transactions. The Company includes the deferred revenue for a portion of the transaction price for the tower installation and modification services, which represents a lease component under GAAP, within "Deferred revenues" and "Other long-term liabilities" on the Company's condensed consolidated balance sheet and recognizes it as "Amortization of tower installations and modifications" on the Company's condensed consolidated statement of operations over the associated estimated lease term. The portions of the transaction price which do not represent a lease component are not reflected in the Company's operating results.
As part of CCIC's strategy to obtain long-term control of the land under its towers, affiliates of the Company have acquired rights to land under the Company's towers. These affiliates then lease the land to the Company, and the Company pays ground rent expenses to the affiliates. Under such circumstances, the Company's obligation typically continues with the same or similar economic terms as the contract for the land that existed prior to the purchase of such land by the affiliate. As of September 30, 2021, more than 30% of the Company's towers were located on land controlled by an affiliate. Also, the Company receives site rental revenues from affiliates for land owned by the Company on which affiliates have towers.
For the nine months ended September 30, 2021 and 2020, the Company recorded equity distributions of $317.1 million and $308.0 million, respectively, reflecting distributions to its member. Cash on-hand above the amount that is required by the Management Agreement has been, and is expected to continue to be, distributed to the Company's parent company. As of September 30, 2021 and December 31, 2020, other than the amounts of its ROU assets and operating lease liabilities related to land leased from affiliates of the Company reflected in "Operating lease right-of-use assets," "Current portion of operating lease liabilities—related parties" and "Operating lease liabilities—related parties," the Company had no material related party assets or liabilities on its condensed consolidated balance sheet.
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
For the nine months ended September 30, 2021 and 2020, the Company's effective tax rate differed from the federal statutory rate predominately due to (1) CCIC's REIT status, including the dividends paid deduction, and (2) state taxes.

CC HOLDINGS GS V LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollars in thousands)
6.Fair Values

	Level in Fair Value Hierarchy	September 30, 2021		December 31, 2020
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$22,644	$22,644	$17,439	$17,439
Liabilities:
Debt	2	997,853	1,049,500	996,815	1,076,000
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
8.Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash payments related to operating lease liabilities(a)(b)	$82,447	$80,853
Interest paid	19,246	19,246
Supplemental disclosure of non-cash operating, investing and financing activities:
New ROU assets obtained in exchange for operating lease liabilities(b)	17,891	46,234
Increase (decrease) in accounts payable for purchases of property and equipment	828	(2,758)

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
Business Fundamentals and Results
The following are certain highlights of our business fundamentals and results as of and for the nine months ended September 30, 2021:
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
•Significant cash flows from operations
◦Net cash provided by operating activities was $338.8 million. See "Item 2. MD&A—Liquidity and Capital Resources."
Coronavirus (COVID-19)
In accordance with the U.S. Department of Homeland Security guidance issued in March 2020 designating telecommunications infrastructure and networks as critical infrastructure, we have continued our operations to ensure the viability of communications networks, which are essential to public health and safety. We do not believe that COVID-19 had a material impact on our financial position, results of operations and cash flows during the nine months ended September 30, 2021. We currently anticipate that we will be able to maintain sufficient liquidity as we manage through the current environment. See also "Item 2. MD&A—Liquidity and Capital Resources—Liquidity Position."
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

Highlights of our results of operations for the three and nine months ended September 30, 2021 and 2020 are depicted below.

	Three Months Ended September 30,
(In thousands of dollars)	2021	2020	Percent Change
Site rental revenues:
Revenues from tenant contracts	$187,636	$173,348	8%
Amortization of tower installations and modifications(a)	14,409	14,818	(3)%
Total site rental revenues	202,045	188,166	7%

Operating expenses:
Site rental cost of operations—third parties(b)	39,791	38,640	3%
Ground rent expenses—related parties	11,858	11,446	4%
Site rental cost of operations—total(b)	51,649	50,086	3%
Management fee—related party	13,923	13,084	6%
Asset write-down charges	5	—	*
Depreciation, amortization and accretion	52,335	53,048	(1)%
Total operating expenses	117,912	116,218	1%
Operating income (loss)	84,133	71,948	17%
Interest expense and amortization of deferred financing costs	(9,969)	(9,969)	—%
Other income (expense)	39	(12)	*
Income (loss) before income taxes	74,203	61,967	20%
Benefit (provision) for income taxes	(100)	(80)	*
Net income (loss)	$74,103	$61,887	20%

	Nine Months Ended September 30,
(In thousands of dollars)	2021	2020	Percent Change
Site rental revenues:
Revenues from tenant contracts	$549,484	$517,041	6%
Amortization of tower installations and modifications(a)	44,168	43,639	1%
Total site rental revenues	593,652	560,680	6%

Operating expenses:
Site rental cost of operations—third parties(b)	117,468	115,156	2%
Ground rent expenses—related parties	35,584	34,235	4%
Site rental cost of operations—total(b)	153,052	149,391	2%
Management fee—related party	40,835	38,596	6%
Asset write-down charges	661	424	*
Depreciation, amortization and accretion	157,552	158,138	—%
Total operating expenses	352,100	346,549	2%
Operating income (loss)	241,552	214,131	13%
Interest expense and amortization of deferred financing costs	(29,906)	(29,906)	—%
Other income (expense)	106	74	*
Income (loss) before income taxes	211,752	184,299	15%
Benefit (provision) for income taxes	(299)	(292)	*
Net income (loss)	$211,453	$184,007	15%

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

Third Quarter 2021 and 2020
Total site rental revenues for the three months ended September 30, 2021 increased by $13.9 million, or 7%, from the same period in the prior year. The increase in total site rental revenues was impacted by the following items, inclusive of straight-line accounting: tenant additions across our entire portfolio, renewals or extensions of tenant contracts and escalations offset by non-renewals of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the three months ended September 30, 2021 increased by $12.2 million, or 17%, from the same period in the prior year. The increase in operating income was primarily due to the aforementioned increase in total site rental revenues, partially offset by an increase in the cost of operations from the three months ended September 30, 2020.
Net income for the three months ended September 30, 2021 was $74.1 million, compared to net income of $61.9 million for the three months ended September 30, 2020. The increase was primarily due to the aforementioned increase in total site rental revenues.
First Nine Months 2021 and 2020
Total site rental revenues for the nine months ended September 30, 2021 increased by $33.0 million, or 6%, from the same period in the prior year. The increase in site rental revenues was impacted by the following items, inclusive of straight-line accounting: new tenant additions across our entire portfolio, renewals or extensions of tenant leases and escalations offset by non-renewal of tenant contracts. Tenant additions were influenced by our tenants' ongoing efforts to improve network quality and capacity.
Operating income for the nine months ended September 30, 2021 increased by $27.4 million, or 13%, from the same period in the prior year. The increase in operating income was predominately due to the aforementioned increase in site rental revenues, partially offset by an increase in the cost of operations from the nine months ended September 30, 2020.
Net income for the nine months ended September 30, 2021 was $211.5 million compared to net income of $184.0 million for the nine months ended September 30, 2020. The increase was due primarily to the aforementioned increase in site rental revenues.
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
Liquidity Position. The following is a summary of our capitalization and liquidity position as of September 30, 2021:

(In thousands of dollars)	September 30, 2021
Cash and cash equivalents	$22,644
Debt	997,853
Total member's equity	1,831,280
Over the next 12 months:
•We expect that our net cash provided by operating activities should be sufficient to cover our expected capital expenditures.

•We have no scheduled contractual debt maturities.
See note 3 to our condensed consolidated financial statements for additional information regarding our debt.
Summary Cash Flow Information

	Nine Months Ended September 30,
(In thousands of dollars)	2021	2020	Change
Net cash provided by (used for):
Operating activities	$338,846	$356,339	$(17,493)
Investing activities	(16,517)	(37,179)	20,662
Financing activities	(317,124)	(308,002)	(9,122)
Net increase (decrease) in cash and cash equivalents	$5,205	$11,158	$(5,953)
Operating Activities
The decrease in net cash provided by operating activities for the first nine months of 2021 of $17.5 million, or 5%, from the first nine months of 2020, was primarily due to a net decrease in working capital partially offset by growth in cash revenues, including cash escalations that are subject to straight-line accounting. Changes in working capital contribute to variability in net cash provided by operating activities, largely due to the timing of advanced payments by us and advanced receipts from tenants.
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
Capital expenditures for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(In thousands of dollars)	2021	2020	Change
Discretionary	$13,681	$34,733	$(21,052)
Sustaining	2,836	2,446	390
Total	$16,517	$37,179	$(20,662)
Discretionary capital expenditures were primarily impacted by the timing of tenant activity during the first nine months of 2021 compared to the same period in 2020.
Financing Activities
The net cash flows used for financing activities during the nine months ended September 30, 2021 and 2020 were impacted by our continued practice of distributing excess cash to our member.

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
ITEM 4.CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the CEO and CFO concluded that as of September 30, 2021, the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic reports under the Securities Exchange Act of 1934, as amended.
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
ITEM 1A.RISK FACTORS
There are no material changes to the risk factors discussed in "Item 1A. Risk Factors" in the 2020 Form 10-K.
ITEM 6.EXHIBITS
Exhibit Index

Exhibit No.		Description

(a)	3.1	Certificate of Formation, as amended, of CC Holdings GS V LLC

(a)	3.2	Second Amended and Restated Limited Liability Company Agreement of CC Holdings GS V LLC

(b)	22	List of Subsidiaries

*	31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

†	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	101	The following financial statements from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Cash Flows, (iv) Condensed Consolidated Statement of Changes of Member's Equity, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

*	104	The cover page from CC Holdings GS V LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

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

CC HOLDINGS GS V LLC

Date:	November 5, 2021	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2021	By:	/s/ ROBERT S. COLLINS
Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)